Form 10-Q
period 2008-09-30
New York Residential, Inc.
filed 2008-12-15
CIK 1392573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the quarterly period ended        September 30, 2008

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission file number   005-84270

NEW YORK RESIDENTIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-4267378
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

15 West 72nd Street, Suite 15K, New York, NY 10023
(Address of principal executive offices)

(917) 439-3838
(Issuer's telephone number)

Securities Registered pursuant to section 12(b) of the Act:   None

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
Yes  ☐ No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and  “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  ☒    No  ☐

Number of outstanding shares of the registrant's par value $0.001 common stock, as of December 12, 2008: 3,060,000.

NEW YORK RESIDENTIAL, INC.

FORM 10-Q
INDEX

		PAGE

Special Note Regarding Forward-Looking Statements		1

PART I	FINANCIAL INFORMATION	2
Item 1.	Condensed Balance Sheet as of September 30, 2008 (unaudited) and December 31, 2007	2

	Condensed Statement of Operations for the three months ended September 30, 2008 and 2007 and for the nine months ended September 30, 2008 and 2007 and for the period from December 5, 2005 (inception) to September 30, 2008 (unaudited)	3

	Condensed Statement of Stockholders’ Equity for the nine months ended September 30, 2008 (unaudited)	4

	Condensed Statement of Cash Flows for the nine months ended September 30, 2008 and 2007 and for the period from December 5, 2005 (inception) to September 30, 2008 (unaudited)	5

	Notes to Condensed Financial Statements	6 - 8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4T.	Controls and Procedures	13

PART II		14

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults on Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	14
Item 6.	Exhibits	14

Signatures		15

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, together with other statements and information we publicly disseminate, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and include this statement for purposes of complying with these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions.  You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performances or achievements.  Factors that may cause actual results to differ materially from current expectations include, but are not limited to the risk factors discussed in this Quarterly Report on Form 10-Q.  Accordingly, there is no assurance that our expectations will be realized.  Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change our expectations with regard thereto, or any change in events, conditions or circumstances on which any such statement is based.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEW YORK RESIDENTIAL, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$59,900	$15,387
Total current assets	59,900	15,387
Deferred offering costs	261,785	197,811
Total assets	$321,685	213,198

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Income taxes payable	$3,573	$4,173
Advance from customer	56,114	-
Accrued liabilities	170,526	122,304
Promissory note related party	42,193	31,693
Total liabilities	272,406	158,170

Stockholders' equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized and none issued and outstanding	-	-
Common stock, $.001 par value; 20,000,000 shares issued and authorized – 3,060,000 shares issued and outstanding	3,060	3,060
Additional paid-in capital	50,267	50,267
(Deficit) Earnings accumulated during development stage	(4,048)	1,701
Total stockholders’ equity	49,279	55,028
Total liabilities and stockholders’ equity	$321,685	$213,198

See notes to these condensed financial statements.

NEW YORK RESIDENTIAL, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		December 5, 2005 (inception) to September 30,
	2008	2007	2008	2007	2008

Contract revenues	$-	$-	$-	$2,125	$125,345
					-
Costs and expenses:
Costs of contracts completed	-	6,960	-	8,249	110,124
General and administrative costs	43	-	2,116	-	2,116
Interest expense	1,211	-	3,633	-	8,453
Formation costs	-	-	-	-	3,500
Total operating expenses	1,254	(6,960)	5,749	8,249	124,193

(Loss) income from before income taxes	(1,254)	-	(5,749)	(6,124)	1,152
Provision for income taxes	-	-	-	-	5,200
Net loss	$(1,254)	$(6,960)	$(5,749)	$(6,124)	$(4,048)
Loss per common share-Basic and Diluted	$-	$-	$-	$-
Weighted average number of shares outstanding-Basic and Diluted	3,060,000	3,060,000	3,060,000	3,060,000

See notes to these condensed financial statements.

NEW YORK RESIDENTIAL, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2008
(UNAUDITED)

			Additional	Earnings (Deficit) Accumulated during the	Total
	Common Shares		Paid	Development	Stockholders’
	Shares	Amount	in Capital	Stage	Equity
Balance at January 1, 2008	3,060,000	$3,060	$50,267	$1,701	$55,028

Net loss	-	-	-	(5,749)	(5,749)
Balance at September 30, 2008	3,060,000	$3,060	$50,267	$(4,048)	$49,279

See notes to these condensed financial statements.

NEW YORK RESIDENTIAL, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,		December 5, 2005 (inception) to September 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,749)	$(6,124)	$(4,048)

Changes in operating liabilities:
Income taxes payable	(600)	(1,027)	3,573
Accrued interest on shareholder loan	3,633	-	8,453
Advance from customer	56,114	-	56,114
Other liabilities	(6,001)	-	(6,001)
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITES	47,397	(7,151)	58,091

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	-	-	53,327
Note proceeds from related party	10,500	25,000	62,193
Note repayments to related party	-	-	(20,000)
Payment of costs of the proposed public offering	(13,384)	(15,500)	(93,711)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,884)	9,500	1,809

Net increase in cash and cash equivalents	44,513	2,349	59,900
Cash and cash equivalents, Beginning of period	15,387	33,039	-
Cash and cash equivalents, End of period	$59,900	$35,388	$59,900

Non-cash Investing and Financing Activities:
Accrued Offering Expenses	$63,974	$37,250	$181,458

See notes to these condensed financial statements.

NEW YORK RESIDENTIAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: Organization, Going Concern and Management Plan

Organization

New York Residential, Inc. (the “Company”) was incorporated in Delaware on December 5, 2005 and was organized for the purpose of acquiring, renovating, investing in, improving and in some cases managing residential real estate in the New York metropolitan area.

The Company is still considered a development stage company due to lack of continuing revenue.

The accompanying condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America ("GAAP") for interim financial statements information and assume that the Company will continue as a going concern. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (the "SEC") applicable to quarterly reports on Form 10-Q, the accompanying condensed financial statements do not include all the disclosures required by GAAP for annual financial statements. These unaudited interim condensed financial statements should be read in conjunction with the financial statements and related notes included in the final prospectus filed on November 10, 2008 and the Company's other filings with the SEC. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

Going Concern

The unaudited condensed financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of approximately $4,048 since inception. Additionally, the Company had a net working capital deficiency of approximately $213,000 at September 30, 2008. These factors raise substantial doubt about the Company’s ability to continue operating as a going concern. The Company is seeking to raise up to approximately $3 million through the proposed offering of its securities as discussed in Note 3. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The interim financial information as of September 30, 2008 and for the three and nine month periods ended September 30, 2008 and 2007 and for the period from December 5, 2005 (inception) to September 30, 2008 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles  have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present a fair statement of financial position as of September 30, 2008, and results of operations for the three and nine month periods ended September 30, and cash flows for the nine months ended September 30, 2008 and 2007 and for the period from December 5, 2005 (inception) to September 30, 2008 as applicable, have been made. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the operating results for the full fiscal year or any future periods. These condensed consolidated financial statements should be read in conjunction with financial statements and notes there to in the Company’s Report in Form S-1 for the year ended December 31, 2007.

Management Plan

The Company is in the initial stage of operations. The Company’s ability to execute its business plan is contingent upon obtaining adequate financial resources through a proposed public offering which is discussed in Note 3. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this proposed offering although substantially all of the net proceeds of this Proposed Offering are intended to be generally applied toward the acquisition of residential real property within the New York Metropolitan Area. Furthermore, there is no assurance that the Company will be able to successfully effect such a purchase of residential property.

The Company has funded its operations to date from proceeds received from the sale of its common stock totaling approximately $53,000 and from net advances from the Company's sole director and officer totaling approximately $42,000 as of September 30, 2008. The Company's sole director and officer has agreed verbally to fund the Company's operations through the earlier of the closing of the Proposed Offering.

    NEW YORK RESIDENTIAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2: Certain Significant Accounting Policies

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the years presented. Diluted loss attributable to common shares adjusts basic loss per share for the effects of convertible securities, warrants, stock options and other potentially dilutive financial instruments only in the periods in which such effect is dilutive. The shares issuable upon the conversion of preferred stock, the exercise of stock options and warrants are excluded from the calculation of net loss per share as their effect would be anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted  accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Positions (FSPs) No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by the Company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied to fair value measurements prospectively beginning January 1, 2009.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2007. The adoption of SAB 108 did not have a material effect on the Company’s financial statements.

In December 2007, the FASB issued Staff Position (FSP) EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” The guidance is effective for fiscal years beginning December 15, 2007. The Company has evaluated the new pronouncement and has determined that it will not have a significant impact on the determination or reporting of its financial results.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS 141”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS141R also requires acquisition-related transaction expense and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 “Disclosure about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company is evaluating the impact of this pronouncement on the Company’s consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with accounting principles generally accepted in the United States of America. FAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” It does not expect the adoption of FAS 162 to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

NEW YORK RESIDENTIAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2: Certain Significant Accounting Policies - Continued

 Recently Issued Accounting Pronouncements - Continued

In February, 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of SFAS 115.” This statement provides companies with an option to report selected financial assets and liabilities at fair value.  This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted.  The application of this statement had no material impact on the financial position or results of the Company’s operations.

In May, 2008, FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles".  The Company has evaluated the new pronouncement and has determined that it will not have a significant impact on the determination or reporting of its financial results.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the financial statements.

Note 3: Proposed Offering

The proposed offering calls for the Company to offer for public sale up to 2,940,000 units (‘‘units’’) at a price of $1.00 per unit. Each unit consists of one share of the Company’s common stock, $.001 par value, and one redeemable common Stock purchase warrant (“warrant”). Each warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $.75 commencing one year from the effective date of the proposed offering and expiring four years from the effective date of the proposed offering. The warrants will be redeemable, at a price of $.01 per warrant upon thirty (30) days notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $1.50 per share for any 20 trading days within a 30 trading day period ending three business days before the Company send the notice of redemption.

In the event, the Company calls the warrants for redemption, the Company has agreed that any warrants purchased by its directors during the nine month period following separate trading of the warrants will be exercisable by them on a cashless basis.

No warrants will be exercisable unless at the time of exercise a prospectus relating to common stock issuable upon exercise of the warrants is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants.  Under the terms of the warrant agreement, the Company has agreed to meet these conditions and use its best efforts to maintain a current prospectus relating to common stock issuable upon exercise of the warrants until the expiration of the warrants.  However, the Company cannot assure that it will be able to do so.  The warrants may be deprived of any value and the market for the warrants may be limited if the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside.  Under no circumstances will the Company  be obligated to net cash settle any of the warrants.

As of September 30, 2008, the Company has capitalized approximately $262,000 of deferred offering costs in connection with the proposed offering.

NOTE 4 – Promissory Note Related Party

At September 30, 2008, the Company has a $42,193 promissory note from Robert Kornstein, the sole officer and director of the Company. The note bears interest of 15% and is payable on the consummation of the proposed offering.  As of September 30, 2008, $8,453 of accrued interest is owed to Robert Kornstein.

ITEM 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a Delaware company incorporated on December 5, 2005 in order to serve as a vehicle to invest in, renovate and, in some cases, manage and operate residential real estate in the New York metropolitan area.

During 2006, we completed the renovation of one apartment in New York City.  During 2007 and 2008, we entered into agreements to engage in the design and renovation of two additional residential apartments in New York City, as well as the design and construction of a residential home in Kent, Connecticut. We expect to generate revenue from these agreements.  We have completed the design and have commenced construction on one of the two residential apartments in New York City.  The second apartment in New York City, as well as the residential home in Kent, Connecticut, is currently in the design phase and no construction on these two properties has commenced. We intend to utilize cash derived from the proceeds of this offering, together with mortgage financing, in order to effect our initial property acquisition. Although we intend to apply substantially all of the net proceeds of this offering applied toward effecting our initial property acquisition and renovation of such property as described in this prospectus, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, prospective investors will invest in us without an opportunity to evaluate the specific merits or risks of any one or more property acquisitions.

Our property acquisitions may be delayed due to any number of factors, including those relating to due diligence, mortgage financing and a seller’s preparation for the closing.  Due to the current credit environment and lack of available credit to finance one or more property acquisitions, although we are currently researching potential acquisition(s), we believe now is not the appropriate time to consummate one or more property acquisitions.  In the alternative, we may acquire a building whose rental income is subject to delinquencies or which requires substantial funding to maintain or renovate any of which could render such a building financially unstable. While we ultimately plan to purchase additional residential properties, we will probably have the ability, as a result of our limited resources, to effect only a single property acquisition.

Critical Accounting Policies and Estimates

Revenue and Cost Recognition

Revenues from fixed-price construction contracts are recognized on the completed contract method. This method is used because the typical contract is completed in two months or less and financial position and results of operations do not vary significantly from those that would result from use of the percentage-of-completion method. A contract is considered complete when all costs except insignificant items have been incurred and the construction meets specifications or has been accepted by the customer.

Revenues from time and material contracts are recognized currently as the work is performed. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. General and administrative costs are charged to expense as incurred.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.  Costs in excess of amounts billed are classified as current assets, and billings in excess of costs are classified as current liabilities.

Income Taxes

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" (the "Interpretation"). The Interpretation establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The Interpretation is effective for fiscal years beginning after December 31, 2006, and is to be applied to all open tax years as of the date of effectiveness. The adoption of the Interpretation did not have a material impact on our financial statements.

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Results of Operations

To date, our operating activities have consisted of renovation of a residential property owned by others. We have generated approximately $125,000 from such activities (almost all of which were from the renovation of a single apartment in New York City in the year ended December 31, 2006). After deducting costs of $13,070, we had net loss of $10,945 for the year ended December 31, 2007.  In addition, after deducting net costs of $101,874, we had net income of $16,146 for the year ended December 31, 2006. The project was billed on a fixed-price basis. Our President and CEO directly coordinated the project, and independent contractors were hired as needed.  The costs included direct material and labor costs and those indirect costs related to performance of the contract, such as indirect labor, supplies, tools, repairs, and depreciation costs.  We are not certain at this point whether or not we will continue to pursue renovation projects pending our initial property acquisition.

For the three months ended September 30, 2008 and 2007, we had a net loss of $(1,254) and $(6,960), respectively.

For the nine months ended September 30, 2008 and 2007, we had a net loss of $(5,749) and $(6,124), respectively.

Liquidity and Capital Resources

As of September 30, 2008, we have been financed by our President.  We intend to utilize cash derived from the proceeds of our offering (as described below) pursuant to our registration statement which was declared effective by the SEC on November 10, 2008, together with mortgage financing, if necessary and available, to effect our initial property investment.  Due to the current credit environment and lack of available credit to finance one or more property acquisitions, although we are currently researching potential acquisition(s), we believe now is not the appropriate time to consummate one or more property acquisitions.  We have not yet entered into any arrangements with a lender to provide such mortgage financing nor have we determined what amount, if any, we will require, which determination will depend in part on the amount of proceeds we received from this offering.  We may be unable to obtain mortgage financing on terms which we find economically feasible or acceptable.

Following our initial investment, we will likely require additional funding in order to continue purchasing properties, which will likely include the issuance of additional equity or debt securities.  The issuance of additional shares of our common stock will result in dilution to our existing shareholders, which could be substantial. Such issuance could even cause a change in control of the company and also could create an overhang in the market for our common stock causing the price to decline.  Similarly, if we issue debt securities, it could result in default and foreclosure on our properties if our operating revenues are insufficient to pay our debt obligations or could restrict our ability to obtain additional financing, if necessary, if the debt securities contain covenants restricting our ability to obtain additional financing.

Commencing on the date of our prospectus and ending on February 9, 2009, we are offering for sale, on a best-efforts basis,  units of securities of our company at an offering price of $1.00 per unit. Each unit consists of: (i) one share of our common stock; and (ii) one warrant to purchase one share of common stock.

Assuming sale of all units in our offering, of which we can offer no assurances, we estimate that the net proceeds from the sale of the units, after deducting offering expenses of approximately $262,000, will be approximately $2,678,000.

The warrants will become exercisable on November 10, 2009 at a price of $.75.

The warrants will expire at 5:00 p.m., New York City time, on November 10, 2012 or earlier upon redemption.  We may redeem the outstanding warrants:

•	in whole and not in part;
•	at a price of $.01 per warrant at any time after the warrants become exercisable;

•	upon a minimum of 30 days’ prior written notice of redemption; and
•
  if, and only if, the last sales price of our common stock equals or exceeds $1.50 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption.

In the event we call the warrants for redemption, we have agreed that any warrants purchased by our directors during the six month period following separate trading of the warrants will be exercisable by them on a cashless basis.

No warrants will be exercisable unless at the time of exercise a prospectus relating to common stock issuable upon exercise of the warrants is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants.  Under the terms of the warrant agreement, we have agreed to meet these conditions and use our best efforts to maintain a current prospectus relating to common stock issuable upon exercise of the warrants until the expiration of the warrants.  However, we cannot assure you that we will be able to do so.  The warrants may be deprived of any value and the market for the warrants may be limited if the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside.  Under no circumstances will we be obligated to net cash settle any of the warrants. In the event that these warrants are not exercisable, we will not be able to realize any of the proceeds from the exercise of such warrants.

We intend to use substantially all of the net proceeds of our offering to effect our initial property acquisition, including identifying and evaluating prospective properties for acquisition, selecting properties and negotiating and consummating their acquisition.  We believe that, upon consummation of this offering (assuming the sale of all units offered hereby), the funds available to us will be sufficient to allow us to operate for at least the next 10-12 months, assuming that we make only our initial property acquisition during that time.  However, if we are able to sell only a portion of the units offered hereby, we may require more additional funding than anticipated.  We plan to scale the size of our initial property acquisition and operations to the amount of proceeds received in this offering, but we may require additional funding if we are unable to do so.  If we do sell all of the units offered hereby, we do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business.  However, we still may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate additional property acquisitions that are presented to us.  Also, we intend to use mortgage financing to acquire real estate going forward.

Our condensed financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred net losses of approximately $4,048 since inception. Additionally, we had a net working capital deficiency of approximately $213,000 at September 30, 2008.  In addition, we are not generating any revenues. These factors raise substantial doubt about our ability to continue operating as a going concern.   Our condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our financial statements are prepared in accordance with United States generally accepted accounting principles. Preparation of the statements in accordance with theses principles requires that we make estimates, using available data and our judgment, for such things as valuing assets, accruing liabilities and estimating expenses.  The following is a list of what we feel are the most critical estimates that we make when preparing our financial statements.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Positions (FSPs) No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by the Company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied to fair value measurements prospectively beginning January 1, 2009.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2007. The adoption of SAB 108 did not have a material effect on the Company’s financial statements.

In December 2007, the FASB issued Staff Position (FSP) EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” The guidance is effective for fiscal years beginning December 15, 2007. The Company has evaluated the new pronouncement and has determined that it will not have a significant impact on the determination or reporting of its financial results.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS 141”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS141R also requires acquisition-related transaction expense and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In February, 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of SFAS 115.” This statement provides companies with an option to report selected financial assets and liabilities at fair value.  This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted.  The application of this statement had no material impact on the financial position or results of the Company’s operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 “Disclosure about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company is evaluating the impact of this pronouncement on the Company’s consolidated financial position, results of operations and cash flows.

In May, 2008, FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles".  The Company has evaluated the new pronouncement and has determined that it will not have a significant impact on the determination or reporting of its financial results.

            Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the financial statements.

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.              CONTROLS AND PROCEDURES

Management’s Report On Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of our internal control over financial reporting is as of the quarter ended September 30, 2008. We believe that internal control over financial reporting is effective. We do not have a segregation of duties amongst management since we only have one officer serving on our behalf.  Notwithstanding, we have not identified any material weaknesses considering the nature and extent of our current operations or any risks or errors in financial reporting under current operations.

Disclosure Controls and Procedures

Under the supervision and with the participation of our sole officer, who serves as our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(3) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”).  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to our company required to be disclosed in our reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Changes In Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.                 LEGAL PROCEEDINGS

We are currently not a party to any material pending legal proceedings and no such action by, or to the best of our knowledge, against our company has been threatened.

ITEM 1A.              RISK FACTORS

Not applicable.

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                 DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                 OTHER INFORMATION

None.

ITEM 6.                 EXHIBITS

The exhibits listed below are required by Item 601 of Regulation S-K.  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q has been identified.

Exhibit No.	Exhibit Name

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 15, 2008	NEW YORK RESIDENTIAL, INC.

/s/ Robert Kornstein
Robert Kornstein
President and Chief Executive Officer
(Principal Executive Officer)
Acting Chief Financial Officer
(Principal Accounting and Financial Officer)