Form 10-K
period 2008-12-31
New York Residential, Inc.
filed 2009-04-14
CIK 1392573

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-141653

NEW YORK RESIDENTIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-4267378
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

15 West 72nd Street, Suite 15K, New York, NY 10023
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:
(917) 439-3838

Securities registered pursuant to Section 12(b) of the Act:
None.

Securities registered pursuant to Section 12(g) of the Act:
None.
________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and  “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒     No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $0 as of June 30, 2008.

As of April 9, 2009, 3,060,000 shares of the registrant’s common stock, par value $.001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

NEW YORK RESIDENTIAL, INC.

2008 FORM 10-K ANNUAL REPORT

PART I

Cautionary Statement Concerning Forward-Looking Statements

Our representatives and we may from time to time make written or oral statements that are "forward-looking," including statements contained in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict.

Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described herein and in other documents we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, and any Current Reports on Form 8-K filed by us.

Item 1.  Business.

Introduction

We are a Delaware company incorporated on December 5, 2005 in order to serve as a vehicle to invest in, renovate and, in some cases, manage and operate residential real estate in the New York metropolitan area.

Description of Our Proposed Business

Property Investment

General

During 2006, we completed the renovation of one apartment in New York City.  During 2007 and 2008, we entered into agreements to engage in the design and renovation of two additional residential apartments in New York City, as well as the design and construction of a residential home in Kent, Connecticut. We expect to generate revenue from these agreements.  We have completed the design and have commenced construction on both residential apartments in New York City.  The residential home in Kent, Connecticut is currently in the design phase and no construction on this property has commenced. We intend to utilize cash derived from the proceeds of our initial public offering, together with mortgage financing, in order to effect our initial property acquisition. Although we intend to apply substantially all of the net proceeds of our offering applied toward effecting our initial property acquisition and renovation of such property as described in our prospectus, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, our investors will invest in us without an opportunity to evaluate the specific merits or risks of any one or more property acquisitions.

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

We have not Identified a Target Property

To date, we have not identified or selected any target property for acquisition. We will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Accordingly, there is no basis for our investors to evaluate the possible merits or risks of the specific property which we may ultimately acquire. To the extent we acquire a financially unstable building or one that is in a state of disrepair or a low occupancy rate, we may be affected by numerous risks inherent in the business and operations of such a building. Although our management will endeavor to evaluate the risks inherent in a particular target property, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources and Selection of Target Properties

Any evaluation relating to the merits of a particular property acquisition will be based on several factors as well as other considerations deemed relevant by our management consistent with our business objective. In evaluating prospective target properties, we will conduct an extensive due diligence review which will encompass, among other things, meetings with building management and inspection of facilities, as well as review of financial and other information which will be made available to us.

The time and costs required to select and evaluate a target property and to complete the acquisition cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target property which we do not ultimately acquire will result in a loss to us and reduce the amount of capital available to otherwise complete an acquisition. However, we will not pay any finders or consulting fees to our existing stockholder, or any of his affiliates, for services rendered to or in connection with a property acquisition.

Probable Lack of Business Diversification

It is probable that we will have the ability to effect only a single property acquisition at the outset. Accordingly, the prospects for our success may be entirely dependent upon the future appreciation or performance of a single property. Moreover, since substantially all of our tangible assets are expected to consist of residential real estate in the New York metropolitan area, a significant downturn in the New York residential real estate market (either for rentals or purchases) could severely damage our business or cause a total loss of value of our tangible assets. Unlike other real estate acquisition entities which may have the resources to purchase a variety of properties in more than one market or area, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. Our lack of diversification subjects us to fluctuations in the New York residential real estate market and, initially, to the appreciation or successful operation of a single property.

 Renovation

In addition to renovating the properties in which we invest, we intend to generate revenues by taking on renovation projects for other residential properties. To date, we have engaged in a renovation of two apartments in New York City. The projects involve a complete renovation of the apartments. We received payment for the complete projects in the amount of $229,771 and paid $104,116 in costs associated therewith. These costs included payment of independent sub-contractors and tradespersons to complete work on the projects. Our President and CEO directly coordinates such renovations, retaining contractors and tradesmen to perform the work.  We are not certain at this point whether or not we will continue to pursue renovation projects pending our initial property acquisition.

Seasonality

We do not anticipate that our business will be substantially affected by seasonality.

Employees

Robert Kornstein is currently our sole officer and director and as such is our only employee at this time. Mr. Kornstein has experience in construction management and in buying and renovating smaller residential buildings.  From 2003 to the present, he purchased five residential apartments in New York City ranging in size from approximately 500 to 1,500 square feet in which he renovated and combined a number of such apartments to over 3,000 square feet.  During such time, Mr. Kornstein has completed designs and drawings for a 14,000 square foot lakefront home in Kent, Connecticut and will be the project manager for this home which is scheduled for construction in Spring 2009.  In addition, he currently serves as a construction management consultant to the board of the Arcadia Building and to Sherwood Residential for the Cornado Building and Square Condominium, all of which are located in New York City.  Moreover, Mr. Kornstein currently serves as a designer and project manager for 1,000 and 3,000 square foot residential apartments in New York City.  From 2000 to 2003, he was a project manager for Fountain Head Construction, where his work included commercial projects in New York City such as retail stores and photography studios.  In addition, during such time, Mr. Kornstein completed residential projects in New York City such as townhouse renovations, and renovations of apartments up to a size of approximately 7,000 square feet.  From 1985 to 2003, Mr. Kornstein performed renovations and additions for residential homes in New Jersey and New York, including, but not limited to, the design, construction and sale of two approximately 10,000 square foot residential homes in Tenafly, New Jersey.  Although his experience does not include day-to-day operation of properties, he has served as an ongoing consultant for buildings which he renovated after completion of such renovation and is called in to manage issues which arise from time to time at the properties.  Mr. Kornstein has no experience conducting a public offering or running a public company.

We rely on licensed contractors for work done on our renovation projects.

Item 1A.  Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal executive offices are located at 15 West 72nd Street, Suite 15K, New York, NY 10023. Our President and CEO has permitted us to use this space at no charge to date. We may enter into an agreement with him to compensate him for our use of the space at a future date.

We believe that our principal executive offices are adequate to meet our current needs. Our offices are in good condition and are sufficient to conduct our operations. We do not intend to renovate, improve, or develop properties. We are not subject to competitive conditions for property and currently have no property to insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

We are currently not a party to any material pending legal proceedings and no such action by, or to the best of our knowledge, against our company has been threatened.

From time to time, we are a party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not involved currently in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

Item 4.  Submission of Matters to a Vote of Security Holders.

We have not submitted any matters to a vote of security holders in the fourth quarter of 2008 or thereafter.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

We have not sold, or received any commitments from public investors to purchase, the units being offered pursuant to our registration statement which was declared effective by the SEC on November 10, 2008.  There is presently no public market for our units, common stock or warrants. We have applied for quotation of the units and common stock on the OTC Bulletin Board. Assuming we sell units in our public offering and the units are accepted for quotation, we anticipate that our common stock and the warrants will be quoted on the OTC Bulletin Board as soon as practicable after they are able to be traded separately.  We plan for the common stock and warrants to be separately tradable.  However, we cannot be certain that they will be accepted for quotation.  We expect that these securities will be separately tradable commencing the 90th day following the date of our Prospectus Supplement (February 5, 2009) or on such date thereafter as they are approved for quotation, unless the board of directors approves an earlier date.

Number of Shareholders

As of December 31, 2008, there were 3,060,000 shares of our common stock issued and outstanding and 4 holders of record of our common stock.We are authorized to issue 20,000,000 shares of common stock, par value $.001, and 1,000,000 shares of preferred stock, par value $.001. The transfer agent of our common stock is Island Stock Transfer, 100 Second Avenue South, Suite 705S, St. Petersburg, FL 33701.

 Units

We have not sold, or received any commitments from public investors to purchase, the units being offered pursuant to our registration statement which was declared effective by the SEC on November 10, 2008.  Accordingly, no units are currently outstanding.  Each unit to be issued in our offering consists of one share of common stock and one warrant. Each warrant entitles the holder to purchase one share of common stock.

Common Stock

Our stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders.

There is no cumulative voting with respect to the election of directors, with the result that holders of more than 50% of the shares voted for the election of directors can elect all of the directors.

Our stockholders have no conversion, preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the common stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of 1,000,000 shares of blank check preferred stock with such designation, rights and preferences as may be determined from time to time by our board of directors. No shares of preferred stock are being issued or were registered in our offering, and no shares of preferred stock are currently outstanding. Our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of common stock. The preferred stock could be utilized as a method of discouraging, delaying or preventing a change in control of our company. Although we do not currently intend to issue any shares of preferred stock, we cannot assure you that we will not do so in the future.

Warrants

We have not sold, or received any commitments from public investors to purchase, the units being offered pursuant to our registration statement which was declared effective by the SEC on November 10, 2008.  Accordingly, no warrants are currently outstanding. Each warrant to be issued in our offering entitles the registered holder to purchase one share of our common stock at a price of $.75 per share, subject to adjustment as discussed below, at any time commencing one year from the date of our prospectus.

The warrants will expire four years from the date of our prospectus at 5:00 p.m., New York City time. We may call the warrants for redemption:

•	in whole and not in part,
•	at a price of $.01 per warrant at any time after the warrants become exercisable,
•	upon not less than 30 days’ prior written notice of redemption to each warrant holder, and
•
if, and only if, the reported last sale price of the common stock equals or exceeds $1.50 per share, for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to warrant holders.

In the event we call the warrants for redemption, we have agreed that any warrants purchased by our directors during the six-month period following separate trading of the warrants will be exercisable by them on a cashless basis.

The warrants will be issued in registered form under a warrant agreement between Island Stock Transfer, as warrant agent, and us.

The exercise price and number of shares of common stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of common stock at a price below their respective exercise prices.

The warrants may be exercised upon surrender of the warrant certificate on or prior to the expiration date at the offices of the warrant agent, with the exercise form on the reverse side of the warrant certificate completed and executed as indicated, accompanied by full payment of the exercise price, by certified or official bank check payable to us, for the number of warrants being exercised. The warrant holders do not have the rights or privileges of holders of common stock and any voting rights until they exercise their warrants and receive shares of common stock. After the issuance of shares of common stock upon exercise of the warrants, each holder will be entitled to one vote for each share held of record on all matters to be voted on by stockholders.

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

 No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round up to the nearest whole number the number of shares of common stock to be issued to the warrant holder.

Dividends

We have not paid any dividends on our common stock to date and do not intend to pay dividends in the near future. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial property acquisition. The payment of any dividends will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Shares Eligible for Future Sale

We have not sold, or received any commitments from public investors to purchase, the units being offered pursuant to our registration statement which was declared effective by the SEC on November 10, 2008.  However, immediately after our offering, assuming the sale of all units offered, we will have 6,000,000 shares of common stock outstanding. Of these shares, the 2,940,000 shares sold as part of the units in our offering will be freely tradable without restriction or further registration under the Securities Act, except for any shares purchased by one of our affiliates within the meaning of Rule 144 under the Securities Act. All of the remaining 3,060,000 shares which are currently outstanding are restricted securities under Rule 144, in that they were issued in private transactions not involving a public offering. These shares will be eligible for sale under Rule 144 when they have been outstanding for at least six months and meet the other requirements for eligibility under Rule 144.

Rule 144

The SEC has recently adopted amendments to Rule 144 which became effective on February 15, 2008 and applies to securities acquired both before and after that date. Under these amendments, a person who has beneficially owned restricted shares of our shares for at least six months would be entitled to sell their securities provided that (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding, a sale and (ii) we are subject to the Securities Exchange Act of 1934, as amended, periodic reporting requirements for at least three months preceding the sale. Persons who have beneficially owned restricted shares of our common stock for at least six months but who are our affiliates at the time of, or any time during the three months preceding, a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

•	1% of the number of ordinary shares then outstanding, which will equal 60,000 shares immediately after our offering; and
•	the average weekly trading volume of our ordinary shares during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale;

provided, in each case, that we are subject to the Exchange Act periodic reporting requirements for at least three months preceding the sale. Such sales, both by affiliates and by non-affiliates, must also comply with the manner of sale, current public information and notice provisions of Rule 144.

Restrictions on the Use of Rule 144 by Shell Companies or Former Shell Companies

Historically, the SEC has taken the position that Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies. The SEC has codified and expanded this position in the amendments discussed above by prohibiting the use of Rule 144 for resale of securities issued by any shell company (other than a business combination related shell company) or any issuer that has been at any time previously a shell company. The SEC has provided an important exception to this prohibition, however, if the following conditions are met:

•	the issuer of the securities that was formerly a shell company has ceased to be a shell company;
•	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;
•
the issuer of the securities has filed all Exchange Act reports and materials required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and

•	at least one year has elapsed from the time that the issuer filed current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company

As a result, it is likely that pursuant to Rule 144 our existing shareholders will be able to freely sell, without registration, their shares.

Equity Compensation Plan Information

As of December 31, 2008, we do not have any stock option, bonus, profit sharing, pension or similar plan.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases or repurchases of our equity securities by the Company or any affiliated purchasers.

Unregistered Sales of Equity Securities and Use of Proceeds

During the fourth quarter of 2008, we did not issue any equity securities without registration under the Securities Act of 1933, as amended.

Item 6.  Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition or Results of Operations.

WE URGE YOU TO READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO BEGINNING ON PAGE F-1. THIS DISCUSSION MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS AS A   RESULT OF A NUMBER OF FACTORS, INCLUDING BUT NOT LIMITED TO THE RISKS AND UNCERTAINTIES DISCUSSED UNDER THE HEADING “RISK FACTORS” IN OUR FILINGS WITH THE SEC. IN ADDITION,  SEE “CAUTIONARY   STATEMENT REGARDING FORWARD-LOOKING STATEMENTS ” SET FORTH IN THIS REPORT.

Overview

We are a Delaware company incorporated on December 5, 2005 in order to serve as a vehicle to invest in, renovate and, in some cases, manage and operate residential real estate in the New York metropolitan area.

During 2006, we completed the renovation of one apartment in New York City.  During 2007 and 2008, we entered into agreements to engage in the design and renovation of two additional residential apartments in New York City, as well as the design and construction of a residential home in Kent, Connecticut. We expect to generate revenue from these agreements.  We have completed the design and have commenced construction on both residential apartments in New York City.  The residential home in Kent, Connecticut is currently in the design phase and no construction on this property has commenced. We intend to utilize cash derived from the proceeds of our initial public offering, together with mortgage financing, in order to effect our initial property acquisition. Although we intend to apply substantially all of the net proceeds of our offering applied toward effecting our initial property acquisition and renovation of such property as described in our prospectus, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, our investors will invest in us without an opportunity to evaluate the specific merits or risks of any one or more property acquisitions.

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

Critical Accounting Policies and Estimates

Cash and Cash Equivalents

Cash and cash equivalents represent cash on hand, demand deposits and all highly liquid investments placed with banks or other financial institutions with original maturities of three months or less.

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

Results of Operations

To date, our operating activities have consisted of renovation of a residential property owned by others. We have generated approximately $125,000 from such activities (almost all of which were from the renovation of a single apartment in New York City in the year ended December 31, 2006). After deducting costs of $351,049, we had net loss of $(348,076) for the year ended December 31, 2008.  In addition, after deducting net costs of $13,070, we had net loss of $(10,945) for the year ended December 31, 2007. The project was billed on a fixed-price basis. Our President and CEO directly coordinated the project, and independent contractors were hired as needed.  The costs included direct material and labor costs and those indirect costs related to performance of the contract, such as indirect labor, supplies, tools, repairs, and depreciation costs.  We are not certain at this point whether or not we will continue to pursue renovation projects pending our initial property acquisition.

For the year ended December 31, 2008 and 2007, we had a net loss of $(348,076) and $(10,945), respectively.

Liquidity and Capital Resources

As of December 31, 2008, we have been financed by our President.  We intend to utilize cash derived from the proceeds of our offering (as described below) pursuant to our registration statement which was declared effective by the SEC on November 10, 2008, together with mortgage financing, if necessary and available, to effect our initial property investment.  Due to the current credit environment and lack of available credit to finance one or more property acquisitions, although we are currently researching potential acquisition(s), we believe now is not the appropriate time to consummate one or more property acquisitions.  We have not yet entered into any arrangements with a lender to provide such mortgage financing nor have we determined what amount, if any, we will require, which determination will depend in part on the amount of proceeds we received from our offering.  We may be unable to obtain mortgage financing on terms which we find economically feasible or acceptable.

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

Pursuant to our registration statement which was declared effective by the SEC on November 10, 2008, we are offering for sale through May 11, 2009, on a best-efforts basis,  units of securities of our company at an offering price of $1.00 per unit. Each unit consists of: (i) one share of our common stock; and (ii) one warrant to purchase one share of common stock.

We have not sold, or received any commitments from public investors to purchase, the units being offered pursuant to our registration statement which was declared effective by the SEC on November 10, 2008.  Assuming sale of all units in our offering, of which we can offer no assurances, we estimate that the net proceeds from the sale of the units, after deducting offering expenses of approximately $262,000, will be approximately $2,678,000.

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

We intend to use substantially all of the net proceeds of our offering to effect our initial property acquisition, including identifying and evaluating prospective properties for acquisition, selecting properties and negotiating and consummating their acquisition.  We believe that, upon consummation of our offering (assuming the sale of all units offered hereby), the funds available to us will be sufficient to allow us to operate for at least the next 10-12 months, assuming that we make only our initial property acquisition during that time.  However, if we are able to sell only a portion of the units offered hereby, we may require more additional funding than anticipated.  We plan to scale the size of our initial property acquisition and operations to the amount of proceeds received in our offering, but we may require additional funding if we are unable to do so.  If we do sell all of the units offered hereby, we do not believe we will need to raise additional funds following our offering in order to meet the expenditures required for operating our business.  However, we still may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate additional property acquisitions that are presented to us.  Also, we intend to use mortgage financing to acquire real estate going forward.

Our financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have an accumulated deficit of approximately $293,048 since inception. Additionally, we had a net working capital deficiency of approximately $293,048 at December 31, 2008.  In addition, we are not generating any revenues. These factors raise substantial doubt about our ability to continue operating as a going concern.   Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Recently Issued Accounting Standards

In February 2008, FASB Staff Position FAS 157-2 (“FSP FAS 157-2”) was issued. FSP FAS 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The delay was intended to allow additional time to consider the effect of various implementation issues that have arisen from the application of SFAS 157. The Company believes that FSP FAS 157-2 will not have a material impact on the Company’s financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157").  SFAS 157 requires the use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: quoted market prices in active markets for identical assets and liabilities (Level 1), inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (Level 2), and unobservable inputs for the asset or liability (Level 3).  The Company adopted SFAS 157 on January 1, 2008.  Adoption of SFAS 157 did not have a material impact on the Company's financial statements.

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP FAS 157-3). FSP FAS 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with Statement No. 157. FSP FAS 157-3 clarifies the application of Statement No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance and is to be applied to prior periods for which financial statements have not been issued. The Company has adopted FSP FAS 157-3 effective October 10, 2008. The adoption of FSP FAS 157-3 has not materially affected the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R"), which replaces SFAS No. 141, "Business Combinations."  SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies.  SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination.  SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would only have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 “Disclosure about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company is evaluating the impact of this pronouncement on the Company’s financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with Generally Accepted Accounting Principles (“GAAP”) for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company adopted SFAS 162 on November 15, 2008 and adoption had no effect on the Company’s financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

  New York Residential, Inc.
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Item 8.   Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
New York Residential, Inc.

We have audited the accompanying balance sheet of New York Residential, Inc. (A Development Stage Company) (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the years ended December 31, 2008 and 2007, and for the period from December 5, 2005 (inception) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New York Residential, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007, and for the period from December 5, 2005 (inception) to December 31, 2008 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has deficiencies in working capital and tangible stockholders' equity and is not currently generating revenues. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum & Kliegman LLP

New York, New York
April 13, 2009

NEW YORK RESIDENTIAL, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$80,828	$15,387
Prepaid expenses	2,072	-
Total current assets	82,900	15,387
Deferred offering costs	-	197,811
Total assets	$82,900	213,198

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued income taxes	$600	$4,173
Billings in excess of costs	125,655	-
Accrued liabilities, including amount owed to related party of $9,953 and $4,820	208,382	122,304
Shareholder promissory note	41,311	31,693
Total current liabilities	375,948	158,170

Stockholders' equity (deficiency):
Preferred stock, $.001 par value; 1,000,000 shares authorized -0- shares issued and outstanding	-	-
Common stock, $.001 par value; 20,000,000 shares authorized – 3,060,000 shares issued and outstanding	3,060	3,060
Additional paid-in capital	50,267	50,267
(Deficit) earnings accumulated during development stage	(346,375)	1,701
Total stockholders’ equity (deficiency)	(293,048)	55,028
Total liabilities and stockholders’ equity (deficiency)	$82,900	$213,198

The accompanying notes are an integral part of these financial statements.

NEW YORK RESIDENTIAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Years Ended December 31,		For the Period December 5, 2005 (inception) to December 31,
	2008	2007	2008
Contract revenues	$-	$2,125	$125,345
			-
Costs and expenses:
Costs of contracts completed	-	8,250	110,124
General and administrative costs	21,644	-	21,644
Interest expense	5,133	4,820	9,953
Write-off of deferred offering costs	324,272	-	324,272
Formation costs	-	-	3,500
Total operating expenses	351,049	13,070	469,493

Loss from before income taxes	(351,049)	(10,945)	(344,148)

(Benefit from) provision for income taxes	(2,973)	-	2,227

Net loss	$(348,076)	$(10,945)	$(346,375)

Loss per common share-Basic and Diluted	$(0.11)	$(0.00)

Weighted average number of shares outstanding-Basic and Diluted	3,060,000	3,060,000

The accompanying notes are an integral part of these financial statements.

NEW YORK RESIDENTIAL, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
For the period from December 5, 2005 (Inception) to December 31, 2008

	Common Stock
	Shares	Amount	Additional paid-in- capital	Accumulated (deficit)/earnings during the development stage	Total Stockholders' Equity (Deficiency)

Issuance of Founders Shares
at $0.0174 per share	3,060,000	$3,060	$50,267	$-	$53,327

Net loss	-	-	-	(3,500)	(3,500)

Balance at December 31, 2005	3,060,000	3,060	50,267	(3,500)	49,827

Net income	-	-	-	16,146	16,146

Balance at December 31, 2006	3,060,000	$3,060	$50,267	$12,646	$65,973

Net loss	-	-	-	(10,945)	(10,945)

Balance at December 31, 2007	3,060,000	$3,060	$50,267	$1,701	$55,028

Net loss	-	-	-	(348,076)	(348,076)
Balance at December 31, 2008	3,060,000	$3,060	$50,267	$(346,375)	$(293,048)

The accompanying notes are an integral part of these financial statements.

NEW YORK RESIDENTIAL, INC.
(A Development Stage Company)
 STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,		For the Period December 5, 2005 (inception) to December 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(348,076)	$(10,945)	$(346,375)
Write-off of deferred offering costs	324,272		324,272
Changes in operating liabilities:
Income taxes payable	(3,573)	(1,027)	600
Accrued interest on shareholder loan	5,133	4,820	9,953
Prepaid expenses	(2,072)	-	(2,072)
Billings in excess of costs	125,655	-	125,655
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	101,339	(7,152)	112,033

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	-	-	53,327
Note proceeds from shareholder	11,444	25,000	63,137
Note repayments to shareholder	(1,826)	(20,000)	(21,826)
Payment of costs of the proposed public offering	(45,516)	(15,500)	(125,843)

NET CASH USED IN FINANCING ACTIVITIES	(35,898)	(10,500)	(31,205)

Net increase (decrease) in cash and cash equivalents	65,441	(17,652)	80,828
Cash and cash equivalents, Beginning of period	15,387	33,039	-
Cash and cash equivalents, End of period	$80,828	$15,387	$80,828

CASH PAID DURING THE YEARS FOR:

Income taxes	$600	$-	$1627
Non-cash Investing and Financing Activities:
Accrued Offering Expenses	$35,429	$117,484	$198,429

The accompanying notes are an integral part of these financial statements.

NEW YORK RESIDENTIAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Period from December 5, 2005 (Inception) to December 31, 2008

NOTE 1: Organization, Going Concern and Management Plan

Organization and Basis of Accounting

New York Residential, Inc. (the “Company”) was incorporated in Delaware on December 5, 2005 and was organized for the purpose of acquiring, renovating, investing in, improving and in some cases managing residential real estate in the New York Metropolitan area.

During 2006, the Company completed the renovation of one apartment in New York City.  During 2007 and 2008, the Company entered into agreements to engage in the design and renovation of two additional residential apartments in New York City, as well as the design and construction of a residential home in Kent, Connecticut. The Company has completed the design and has commenced construction on both residential apartments in New York City. The residential home in Kent, Connecticut is currently in the design phase and no construction on this property has commenced. The Company expects to generate revenue from these agreements.

The Company is considered a development stage company and as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $347,600.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern.

Going Concern

At December 31, 2008, the Company had $80,828 in cash, working capital deficiency and stockholders' deficiency of $293,048 and is just beginning to generate revenue. These factors raise substantial doubt the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management Plan

The Company is  in the initial stage of operations. The Company’s ability to execute its business plan is contingent upon obtaining adequate financial resources through a proposed public offering which is discussed in Note 5. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this proposed offering, although substantially all of the net proceeds of this proposed offering are intended to be generally applied toward the acquisition of residential real property within the New York Metropolitan Area. Furthermore, there is no assurance that the Company will be able to successfully effect such a purchase of residential property. The Company has funded its operations to date from proceeds received from the renovation of apartments,  the sale of its Common Stock totaling approximately $53,000 and from net advances from the Company's sole director and officer totaling approximately $41,000 through December 31, 2008 (Note 3). The Company's sole director and officer have agreed verbally to fund the Company's operations through the closing of the proposed offering (Note 5).

NOTE 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents represent cash on hand, demand deposits and all highly liquid investments placed with banks or other financial institutions with original maturities of three months or less.

Revenue and Cost Recognition

Revenues from fixed-price construction contracts are recognized on the completed contract method. This method is used because the typical contract is completed in two months or less and financial position and results of operations do not vary significantly from those that would result from use of the percentage-of-completion method. A contract is considered complete when all costs except insignificant items have been incurred and the construction is in accordance with the specifications or has been accepted by the customer.

Revenues from time and material contracts are recognized currently as the work is performed.

NEW YORK RESIDENTIAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Period from December 5, 2005 (Inception) to December 31, 2008

NOTE 2 - Summary of Significant Accounting Policies-continued

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Costs in excess of amounts billed are classified as current assets under costs in excess of billings on uncompleted contracts. Billings in excess of costs are classified under current liabilities as billings in excess of costs on uncompleted contracts. As of December 31, 2008, billings in excess of costs totaled approximately $125,655.

Income Taxes

The Company accounts for income taxes using the liability method as required by Statement of Financial Accounting Standard (“SFAS 109”) No. 109 “Accounting for Income Taxes”. Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Effective January 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN48"). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as "unrecognized benefits". A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise's potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FIN 48.

In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as "Interest Expense, net" in the statements of operations. Penalties would be recognized as a component of "General and administrative expenses".

The Company files income tax returns in the United States (federal) and in the State of New York and the City of  New York all of which it deems to be its principal tax jurisdictions. The Company is subject to federal, state and local income tax examinations.

The adoption of the provisions of FIN 48 did not have a material impact on the Company's financial position and results of operations. As of December 31, 2008, no liability for unrecognized tax benefits was required to be recorded.

The Company has a net operating loss carryforward of $62,748 as of December 31, 2008.  The net operating loss carryforward expires in 2022.

There was no provision for taxes recorded for the year ended December 31, 2008 and 2007 and a recovery of income taxes of $2,973 was recorded during the year ended December 31, 2008.

NEW YORK RESIDENTIAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Period from December 5, 2005 (Inception) to December 31, 2008

NOTE 2 – Summary of Significant Accounting Policies-continued

Concentration of Credit Risk

The Company places its cash deposits and cash equivalents with high quality financial institutions. At times, its cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal deposit Insurance Corporation (“FDIC”) insurance limit.  As of December 31, 2008, the Company’s cash is held at one financial institution.

The Company offers its services primarily in the state of New York and it extends credit based on an evaluation of a customer’s financial condition, generally without collateral. Exposure to losses on accounts receivable is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, if required. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

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

Deferred Offering Costs

Deferred offering costs consist principally of legal and accounting fees incurred through December 31, 2008 in connection with the Company’s Proposed Offering. These capitalized costs of $324,272 were charged to operations at December 31, 2008 due to the continued delays in completing the proposed offering.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents and accrued expenses approximate fair value based on the short-term maturities of these instruments. The carrying amounts of the Company’s promissory notes payable approximate fair value based on the prevailing market interest rates.

Recently Issued Accounting Pronouncements

In February 2008, FASB Staff Position FAS 157-2 (“FSP FAS 157-2”) was issued. FSP FAS 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The delay was intended to allow additional time to consider the effect of various implementation issues that have arisen from the application of SFAS 157. The Company believes that FSP FAS 157-2 will not have a material impact on the Company’s financial statements.

NEW YORK RESIDENTIAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Period from December 5, 2005 (Inception) to December 31, 2008

NOTE 2 – Summary of Significant Accounting Policies-continued

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157").  SFAS 157 requires the use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: quoted market prices in active markets for identical assets and liabilities (Level 1), inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (Level 2), and unobservable inputs for the asset or liability (Level 3).  The Company adopted SFAS 157 on January 1, 2008.  Adoption of SFAS 157 did not have a material impact on the Company's financial statements.

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP FAS 157-3). FSP FAS 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with Statement No. 157. FSP FAS 157-3 clarifies the application of Statement No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance and is to be applied to prior periods for which financial statements have not been issued. The Company has adopted FSP FAS 157-3 effective October 10, 2008. The adoption of FSP FAS 157-3 has not materially affected the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R"), which replaces SFAS No. 141, "Business Combinations."  SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies.  SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination.  SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would only have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 “Disclosure about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c)

NEW YORK RESIDENTIAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Period from December 5, 2005 (Inception) to December 31, 2008

NOTE 2 – Summary of Significant Accounting Policies-continued

how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company is evaluating the impact of this pronouncement on the Company’s financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with Generally Accepted Accounting Principles (“GAAP”) for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company adopted SFAS 162 on November 15, 2008 and adoption had no effect on the Company’s financial statements.

NOTE 3 – Shareholder Promissory Note

At December 31, 2008, the Company has a $41,311 promissory note from Robert Kornstein, the sole officer and director of the Company. The note bears interest of 15% and is payable on the consummation of the proposed offering.  As of December 31, 2008, $9,953 of accrued interest is owed to Robert Kornstein.  At December 31, 2007, the Company has a $31,693 promissory note from Robert Kornstein, the sole officer and director of the Company. The note bears interest of 15% and is payable on the consummation of the proposed offering. As of December 31, 2007, $4,820 of accrued interest is owed to Robert Kornstein.

NOTE 4 - Commitments

The Company presently occupies office space provided by Robert Kornstein, the Company’s sole director and officer. The officer has agreed that, until the registration statement is effective and acquisition of an initial property by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company and will not be reimbursed for the cost of the office as well as certain other expenses.  As of December 31, 2008, the amount of such expenses that would be payable to Robert Kornstein is approximately $48,000. These expenses have not been accrued since the reimbursement is contingent upon the factors discussed above.

As of December 31, 2008, the Company has no significant backlog of signed contracts.

Below is a summary of billings in excess of costs at December 31, 2008:

Project	Total Estimated Contract Revenues	Costs Incurred to Date	Billings to Date	Billings in Excess of Costs

Renovation 1	$139,535	$80,866	$153,271	$72,405

Renovation 2	362,643	23,250	76,500	53,250

Total	$502,178	$104,116	$229,771	$125,655

NEW YORK RESIDENTIAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Period from December 5, 2005 (Inception) to December 31, 2008

NOTE 5 – Stockholders’ Equity

Common Stock

The Company is authorized to issue 20,000,000 shares of common stock, par value $.001. On December 5, 2005, the Company issued 3,060,000 shares of its common stock to its founders for a price of $.0174 per share, totaling $53,327. Of this amount, 510,000 shares were issued to the Company's sole director and officer.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $.001 with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2008 and 2007, there are no outstanding preferred shares.

Proposed Offering

Commencing on the date of  the prospectus (November 10, 2008) and ending on May 11, 2009, the Company’s  proposed offering calls for the Company to offer for public sale up to 2,940,000 units (‘‘units’’) at a price of $1.00 per unit. Each unit consists of one share of the Company’s common stock, $.001 par value, and one redeemable common Stock purchase warrant (“warrant”). Each warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $.75 commencing one year from the effective date of the proposed offering and expiring four years from the effective date of the proposed offering. The warrants will be redeemable, at a price of $.01 per warrant upon thirty (30) days notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $1.50 per share for any 20 trading days within a 30 trading day period ending three business days before the Company send the notice of redemption.

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

Through December 31, 2008, the Company has capitalized approximately $324,272 of costs in connection with the proposed offering and at December 31, 2008, these costs were charged to operations due to continued delays in completing this proposed offering.

The Company has not sold, or received any commitments from public investors to purchase, any of the units as described in this proposed offering.

There is presently no public market for the Company’s units, common stock or warrants. The Company has applied for quotation of the units offered hereby on the OTC Bulletin Board. Assuming the units are accepted for quotation, the Company anticipates that its common stock and the warrants will be quoted on the OTC Bulletin Board as soon as practicable after they are able to be traded separately. The Company plans for the common stock and warrants to be separately tradable.  However, the Company cannot be certain that they will be accepted for quotation.  The Company expects that these securities will be separately tradable commencing the 90th day following the date of its Prospectus Supplement (February 5, 2009) or on such date thereafter as they are approved for quotation, unless the board of directors approves an earlier date.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

           (a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(3) under the Exchange Act as of December 31, 2008 (the “Evaluation Date”).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to our company required to be disclosed in our reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

(b) Changes in internal controls. During the quarter ended December 31, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange for newly public companies.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”), beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2009, we will be required to furnish a report by our management on our internal control over financial reporting. This report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert our internal control over financial reporting is effective. This report will also contain a statement that our independent registered public accountants have issued an attestation report on management’s assessment of such internal controls and conclusion on the operating effectiveness of those controls.

Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. In order to achieve compliance with Section 404 of the Act within the prescribed period, we expect to perform the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. We believe our process, which will commence in 2009, for documenting, evaluating and monitoring our internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

Item 9B. Other Information.

We do not have any information required to be disclosed in a report on Form 8-K during the fourth quarter of 2008 that was not reported.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

Our current director and executive officer is as follows:

Name	Age	Position
Robert Kornstein	45	President, Chief Executive Officer, Acting Chief Financial Officer and Secretary

Robert Kornstein.  Mr. Kornstein is the President of Arcadia Design, Inc., a New Jersey corporation, which is engaged in the furniture design business. From June 2000 to July 2002, Mr. Kornstein was a Job Supervisor for Fountainhead Construction, a New York corporation, where he managed projects for residential and commercial real estate projects. He also has performed various residential renovation projects as an independent contractor.   Mr. Kornstein has experience in construction management and in buying and renovating smaller residential buildings.  From 2003 to the present, he purchased five residential apartments in New York City ranging in size from approximately 500 to 1,500 square feet in which he renovated and combined a number of such apartments to over 3,000 square feet.  During such time, Mr. Kornstein has completed designs and drawings for a 14,000 square foot lakefront home in Kent, Connecticut and will be the project manager for this home which is scheduled for construction in Spring 2009.  In addition, he currently serves as a construction management consultant to the board of the Arcadia Building and to Sherwood Residential for the Cornado Building and Square Condominium, all of which are located in New York City.  Moreover, Mr. Kornstein currently serves as a designer and project manager for 1,000 and 3,000 square foot residential apartments in New York City.  From 2000 to 2003, he was a project manager for Fountain Head Construction, where his work included commercial projects in New York City such as retail stores and photography studios.  In addition, during such time, Mr. Kornstein completed residential projects in New York City such as townhouse renovations, and renovations of apartments up to a size of approximately 7,000 square feet.  From 1985 to 2003, Mr. Kornstein performed renovations and additions for residential homes in New Jersey and New York, including, but not limited to, the design, construction and sale of two approximately 10,000 square foot residential homes in Tenafly, New Jersey.  Although his experience does not include day-to-day operation of properties, he has served as an ongoing consultant for buildings which he renovated after completion of such renovation and is called in to manage issues which arise from time to time at the properties. In all, he has 20 years of design and construction experience.  Mr. Kornstein has no experience conducting a public offering or running a public company.

Role of the Board of Directors

Pursuant to Delaware law, our business, property and affairs are managed under the direction of the Company’s board of directors. The board has responsibility for establishing broad corporate policies and for the overall performance and direction of the Company, but is not involved in day-to-day operations.

Compensation of the Board of Directors

Our sole director, who is also an employee of our company, does not receive additional compensation for serving on the Board. We intend to procure directors and officers liability insurance.

Board Meeting and Actions by Written Consent

In 2008, the board did not meet and took action by unanimous written consent six times.

Board Committees

We have not established an audit committee, compensation committee, nominating committee or other committee of our board of directors.

Advisory Board

We do not currently have an advisory board.

Director Independence

We do not have any independent directors as defined by any national securities exchange registered pursuant to Section 6(a) of the Securities Exchange Act of 1934.

Involvement in Certain Legal Proceedings.

Our officer and sole director has not, during the last five years: (i) been convicted in or is currently subject to a pending a criminal proceeding; (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) has any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy of for the two years prior thereto.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our director, executive officer, and shareholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the year ended December 31, 2008, the Section 16(a) reports required to be filed by our executive officer, director and greater-than-10% shareholders were filed on a timely basis.

Code of Ethics

The Company has not adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company.

Item 11.   Executive Compensation.

We do not intend to pay compensation to our sole director and officer or any directors or officers who join our company until such time as we have completed our initial property acquisition. However, our existing stockholders and our sole director and executive officer will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying and performing due diligence on potential investment properties.  We expect that these expenses will be limited to general and administrative expenses including office expenses, communications, travel and entertainment, which we will use to meet with investors and discuss the merits of an investment in our business.

 We expect to pay compensation to our officers, including our current President who is also a stockholder and director, as we recruit and employ them.  Because we do not yet know the extent of the labor and expertise required to oversee management of the properties we will eventually acquire, we are unable to determine what remuneration, if any, we will eventually pay our management. We intend to base it upon the market for executives at the time we seek to recruit them as well as our available resources.

Stock Option, Bonus, Profit Sharing, Pension or Similar Plan

As of December 31, 2008, we do not have any stock option, bonus, profit sharing, pension or similar plan.

Employment Agreements

We have not entered into an employment agreement with Robert Kornstein, our sole officer and employee.

Limitation on Liability and Indemnification of Directors and Officers

Section 145 of the Delaware General Corporation Law concerning indemnification of officers, directors, employees and agents is set forth below.

“Section 145. Indemnification of officers, directors, employees and agents; insurance.

(a)         A corporation shall have power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that the person is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by the person in connection with such action, suit or proceeding if the person acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe the person’s conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which the person reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had reasonable cause to believe that the person’s conduct was unlawful.

(b)           A corporation shall have power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that the person is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses (including attorneys’ fees) actually and reasonably incurred by the person in connection with the defense or settlement of such action or suit if the person acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of the corporation and except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to the corporation unless and only to the extent that the Court of Chancery or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the Court of Chancery or such other court shall deem proper.

(c)           To the extent that a present or former director or officer of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in subsections (a) and (b) of this section, or in defense of any claim, issue or matter therein, such person shall be indemnified against expenses (including attorneys’ fees) actually and reasonably incurred by such person in connection therewith.

(d)           Any indemnification under subsections (a) and (b) of this section (unless ordered by a court) shall be made by the corporation only as authorized in the specific case upon a determination that indemnification of the present or former director, officer, employee or agent is proper in the circumstances because the person has met the applicable standard of conduct set forth in subsections (a) and (b) of this section. Such determination shall be made, with respect to a person who is a director or officer at the time of such determination, (1) by a majority vote of the directors who are not parties to such action, suit or proceeding, even though less than a quorum, or (2) by a committee of such directors designated by majority vote of such directors, even though less than a quorum, or (3) if there are no such directors, or if such directors so direct, by independent legal counsel in a written opinion, or (4) by the stockholders.

(e)           Expenses (including attorneys’ fees) incurred by an officer or director in defending any civil, criminal, administrative or investigative action, suit or proceeding may be paid by the corporation in advance of the final disposition of such action, suit or proceeding upon receipt of an undertaking by or on behalf of such director or officer to repay such amount if it shall ultimately be determined that such person is not entitled to be indemnified by the corporation as authorized in this section. Such expenses (including attorneys’ fees) incurred by former directors and officers or other employees and agents may be so paid upon such terms and conditions, if any, as the corporation deems appropriate.

(f)           The indemnification and advancement of expenses provided by, or granted pursuant to, the other subsections of this section shall not be deemed exclusive of any other rights to which those seeking indemnification or advancement of expenses may be entitled under any bylaw, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in such person’s official capacity and as to action in another capacity while holding such office.

(g)           A corporation shall have power to purchase and maintain insurance on behalf of any person who is or was director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against such person and incurred by such person in any such capacity, or arising out of such person’s status as such, whether or not the corporation would have the power to indemnify such person against such liability under this section.

(h)           For purposes of this section, references to “the corporation” shall include, in addition to the resulting corporation, any constituent corporation (including any constituent of a constituent) absorbed in a consolidation or merger which, if its separate existence had continued, would have had power and authority to indemnify its directors, officers, and employees or agents, so that any person who is or was a director, officer, employee or agent of such constituent corporation, or is or was serving at the request of such constituent corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, shall stand in the same position under this section with respect to the resulting or surviving corporation as such person would have with respect to such constituent corporation if its separate existence had continued.

 (i)         For purposes of this section, references to “other enterprises” shall include employee benefit plans; references to “fines” shall include any excise taxes assessed on a person with respect to any employee benefit plan; and references to “serving at the request of the corporation” shall include any service as a director, officer, employee or agent of the corporation which imposes duties on, or involves services by, such director, officer, employee or agent with respect to an employee benefit plan, its participants or beneficiaries; and a person who acted in good faith and in a manner such person reasonably believed to be in the interest of the participants and beneficiaries of an employee benefit plan shall be deemed to have acted in a manner “not opposed to the best interests of the corporation” as referred to in this section.

(j)         The indemnification and advancement of expenses provided by, or granted pursuant to, this section shall, unless otherwise provided when authorized or ratified, continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person.

(k)         The Court of Chancery is hereby vested with exclusive jurisdiction to hear and determine all actions for advancement of expenses or indemnification brought under this section or under any bylaw, agreement, vote of stockholders or disinterested directors, or otherwise. The Court of Chancery may summarily determine a corporation’s obligation to advance expenses (including attorneys’ fees).”

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers, and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment of expenses incurred or paid by a director, officer or controlling person in a successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to the court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Paragraph B of Article Eighth of our certificate of incorporation provides:

           “To the extent permitted by the General Corporation Law of the State of Delaware (or any statute succeeding such law), as such law now exists or may hereafter be amended, no director of the Corporation shall be personally liable to the Corporation or its stockholders for monetary damages for any breach of fiduciary duty occurring during the time this provision is in effect.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of April 9, 2009 by:

•     each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•     each of our officers and directors; and
•     all our officers and directors as a group.

Based on information available to us, all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them, unless otherwise indicated. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after the date of our prospectus are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage of ownership of any other person. Applicable percentage ownership as of April 9, 2009 is based upon 3,060,000 shares of common stock outstanding.

Unless otherwise indicated, the address of each individual named below is our address located at 15 West 72nd Street, Suite 15K, New York, NY 10023.

		Percentage of Outstanding Common Stock
Name and Address(1)	Amount and Nature of Beneficial Ownership
Robert Kornstein, Sole Director and President/Secretary	510,000	16.67%
Ivan Berkowitz	1,530,000	50.00%
Avner Maloul	510,000	16.67%
Alan Lowy	510,000	16.66%

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

During fiscal 2007 and 2008, the following related party transactions occurred in addition to the transactions disclosed elsewhere in this report.

At December 31, 2008, we had outstanding a $41,311 promissory note payable to Robert Kornstein, our sole officer and director and a significant shareholder.  By its terms, the note bears interest at a rate equal to 15% and is payable upon the sale of at least 10% of the units in our offering. At December 31, 2008, we have accrued $9,953 in interest expense related to the note.  The proceeds of the note have been used primarily to pay costs associated with our offering, including legal and accounting fees and costs of printing and filing of documents with the Securities and Exchange Commission.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and such transactions or loans, including any forgiveness of loans, will require prior approval in each instance by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel.

Other than the above transactions, we have not entered into any material transactions with any director, executive officer, and nominee for director, beneficial owner of five percent or more of our common stock, or family members of such persons. Also, other than the above transactions, we have not had any transactions with any promoter.

Conflicts of Interest

Certain potential conflicts of interest are inherent in the relationships between our sole officer and director and us.

Conflicts Relating to Officers and Directors

To date, we do not believe that there are any conflicts of interest involving our sole officer and director.

With respect to transactions involving real or apparent conflicts of interest, we have adopted policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of our disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

Item 14.  Principal Accountant Fees and Services.

Appointment of Auditors

Our Board of Directors selected Marcum & Kliegman LLP our auditors for the year ended December 31, 2008.

Audit Fees

Marcum & Kliegman LLP billed us $55,000 and $31,100 in fees for audit services for the year ended December 31, 2008 and 2007, respectively.

Audit-Related Fees

We did not pay any fees to Marcum & Kliegman LLP for assurance and related services that are not reported under Audit Fees above during our fiscal year ending December 31, 2008 and 2007.

Tax and All Other Fees

We did not pay any fees to Marcum & Kliegman LLP for tax compliance, tax advice, tax planning or other work during our fiscal years ending December 31, 2008 and December 31, 2007.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our audit committee pre-approves all services to be provided by Marcum & Kliegman LLP and the estimated fees related to these services.

With respect to the audit of our financial statements as of December 31, 2008, and for the year then ended, none of the hours expended by Marcum & Kliegman LLP’s engagement to audit those financial statements were attributed to work by persons other than Marcum & Kliegman LLP, and its full-time, permanent employees.

Item 15.  Exhibits, Financial Statement Schedules.

(a) Financial Statements and Schedules

1. Financial Statements

The following financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data”:

A.           Balance Sheets as of December 31, 2008 and 2007.

B.           Statements of Operations for the years ended of December 31, 2008 and 2007 and for the period from December 5, 2005 (inception) to December 31, 2008.

C.           Statements of Changes in Stockholders’ Equity (deficiency) for the period from December 5, 2005 (inception) to December 31, 2008.

D.           Statements of Cash Flows for the years ended of December 31, 2008 and 2007 and for the period from December 5, 2005 (inception) to December 31, 2008.

2. Financial Statement Schedules

Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

(b) Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation.*
3.2	By-laws.*
4.1	Specimen Unit Certificate.*
4.2	Specimen Common Stock Certificate.*
4.3	Specimen Warrant Certificate.*
10.1	Promissory Note, dated as of December 31, 2006, in favor of Robert Kornstein.*
10.6	Amended and Restated Promissory Note , dated as of December 31, 2007, in favor of Robert Kornstein.*
31.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes Oxley Section 302.
32.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

* Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned on April 14, 2009, thereunto duly authorized.

NEW YORK RESIDENTIAL, INC.

/s/ Robert Kornstein
Robert Kornstein
President, Chief Executive Officer (Principal Executive Officer), Acting Chief Financial Officer (Principal Accounting and Financial Officer) and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K Annual Report has been signed by the following persons in the capacities and on the dates indicated.

	Position	Date

/s/ Robert Kornstein	President, Chief Executive Officer Acting Chief Financial	April 14, 2009
Robert Kornstein	Officer (Principal Accounting and Financial Officer),
Secretary and Director