Form 10-Q
period 2009-03-31
New York Residential, Inc.
filed 2009-05-15
CIK 1392573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the quarterly period ended             March 31, 2009

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

(917) 439-3838
(Registrant's telephone number, including area code)

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
Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐ No  ☐

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

Number of outstanding shares of the registrant's par value $0.001 common stock, as of May 13, 2009: 3,060,000.

NEW YORK RESIDENTIAL, INC.

FORM 10-Q
INDEX

		PAGE

Special Note Regarding Forward-Looking Statements		1

PART I	FINANCIAL INFORMATION	F-1
Item 1.	Condensed Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	F-1

	Condensed Statement of Operations for the three months ended March 31, 2009 and 2008 (unaudited) and for the period from December 5, 2005 (inception) to March 31, 2009 (unaudited)	F-2

	Condensed Statement of Stockholders’ Deficiency for the period from December 5, 2005 (inception) to three months ended March 31, 2009 (unaudited)	F-3

	Condensed Statement of Cash Flows for the three months ended March 31, 2009 and 2008 and for the period from December 5, 2005 (inception) to three months ended March 31, 2009 (unaudited)	F-4

	Notes to Condensed Financial Statements	F-5 to F-11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	6
Item 4T.	Controls and Procedures	6

PART II	OTHER INFORMATION	6
Item 1.	Legal Proceedings	6
Item 1A.	Risk Factors	6
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7
Item 3.	Defaults on Senior Securities	7
Item 4.	Submission of Matters to a Vote of Security Holders	7
Item 5.	Other Information	7
Item 6.	Exhibits	7
Signatures		8

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEW YORK RESIDENTIAL, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	March 31, 2009	December 31, 2008
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$24,560	$80,828
Prepaid expenses	1,507	2,072
Total assets	$26,067	$82,900

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accrued income taxes	$300	$600
Billings in excess of costs	93,479	125,655
Accrued liabilities, including amount owed to related party of $11,481 and $ 9,953 at March 31, 2009 and December 31, 2008, respectively	214,296	208,382
Shareholder promissory note	41,311	41,311
Total current liabilities	349,386	375,948

Stockholders' deficiency:
Preferred stock, $.001 par value; 1,000,000 shares authorized -0- shares issued and outstanding	-	-
Common stock, $.001 par value; 20,000,000 shares authorized – 3,060,000 shares issued and outstanding	3,060	3,060
Additional paid-in capital	50,267	50,267
Accumulated deficit during development stage	(376,646)	(346,375)
Total stockholders’ deficiency	(323,319)	(293,048)
Total liabilities and stockholders’ deficiency	$26,067	$82,900

See notes to these condensed financial statements.

NEW YORK RESIDENTIAL, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,		For the Period December 5, 2005 (inception) to March 31,
	2009	2008	2009

Contract revenues	$-	$-	$125,345
			-
Costs and expenses:
Costs of contracts completed	-	-	110,124
General and administrative costs	28,743	690	50,387
Interest expense	1,528	1,211	11,481
Write-off of deferred offering costs	-	-	324,272
Formation costs	-	-	3,500
Total operating expenses	30,271	1,901	499,764

Loss from operations before provision for income taxes	(30,271)	(1,901)	(374,419)

Provision for income taxes	-	-	2,227

Net loss	$(30,271)	$(1,901)	$(376,646)

Net loss per common share-Basic and Diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding-Basic and Diluted	3,060,000	3,060,000

See notes to these condensed financial statements.

NEW YORK RESIDENTIAL, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
For the period from December 5, 2005 (Inception) to March 31, 2009
(UNAUDITED)

	Common Stock
	Shares	Amount	Additional paid-in- capital	Accumulated deficit during the development stage	Total Stockholders’ Deficiency

Issuance of Founders Shares
at $0.0174 per share	3,060,000	$3,060	$50,267	$-	$53,327

Net loss	-	-	-	(3,500)	(3,500)

Balance at December 31, 2005	3,060,000	3,060	50,267	(3,500)	49,827

Net income	-	-	-	16,146	16,146

Balance at December 31, 2006	3,060,000	$3,060	$50,267	$12,646	$65,973

Net loss	-	-	-	(10,945)	(10,945)

Balance at December 31, 2007	3,060,000	$3,060	$50,267	$1,701	$55,028

Net loss	-	-	-	(348,076)	(348,076)
Balance at December 31, 2008	3,060,000	$3,060	$50,267	$(346,375)	$(293,048)
Net loss	-	-	-	(30,271)	(30,271)
Balance at March 31, 2009	3,060,000	$3,060	$50,267	$(376,646)	$(323,319)

See notes to these condensed financial statements.

NEW YORK RESIDENTIAL, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,		For the Period December 5, 2005 (inception) to March 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,271)	$(1,901)	$(376,646)
Write-off of deferred offering costs	-		324,272
Changes in operating liabilities:
Income taxes payable	(300)	-	300
Accrued liabilities	5,915	(2,173)	15,868
Prepaid expenses	565	-	(1,507)
Billings in excess of costs	(32,177)	(600)	93,478
NET CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES	(56,268)	(4,674)	55,765
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	-	-	53,327
Note proceeds from shareholder	-	-	63,137
Note repayments to shareholder	-	-	(21,826)
Payment of costs of the proposed public offering	-	-	(125,843)

NET CASH USED IN FINANCING ACTIVITIES	-	-	(31,205)

Net (decrease) increase in cash and cash equivalents	(56,268)	(4,674)	24,560
Cash and cash equivalents, Beginning of period	80,828	15,387	-
Cash and cash equivalents, End of period	$24,560	$10,713	$24,560

Supplemental Disclosures:

CASH PAID DURING THE PERIODS FOR:

Income taxes	$300	$600	$1,927
Non-cash Investing and Financing Activities:
Accrued Offering Expenses	$-	$13,474	$198,429

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

The Company is considered a development stage company and as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $376,646.

The accompanying interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America ("GAAP") for interim financial statements information and assume that the Company will continue as a going concern. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (the "SEC") applicable to quarterly reports on Form 10-Q, the accompanying condensed financial statements do not include all the disclosures required by GAAP for annual financial statements. These unaudited interim condensed financial statements should be read in conjunction with the financial statements and related notes included in the Form 10-K for the year ended December 31, 2008. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

Going Concern

The unaudited interim condensed financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has incurred net losses of approximately $376,646 since inception. Additionally, the Company had a net working capital deficiency of approximately $323,319 at March 31, 2009. These factors raise substantial doubt about the Company’s ability to continue operating as a going concern. The Company is seeking to raise up to approximately $3 million through the proposed offering of its securities as discussed in Note 4. The accompanying unaudited interim condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The interim condensed financial statements as of March 31, 2009 and for the three month period ended March 31, 2009 and 2008 and for the period from December 5, 2005 (inception) to March 31, 2009 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles  have been condensed or omitted pursuant to such rules and regulations.

NEW YORK RESIDENTIAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present a fair statement of financial position as of March 31, 2009, and results of operations for the three month period ended March 31, and cash flows for the three months ended March 31, 2009 and 2008 and for the period from December 5, 2005 (inception) to March 31, 2009 as applicable, have been made. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results for the full fiscal year or any future periods. These interim condensed consolidated financial statements should be read in conjunction with financial statements and notes there to in the Company’s Report in Form 10-K for the year ended December 31, 2008.

Management’s Plan

The Company is a development stage company  in the initial stage of operations. The Company’s ability to execute its business plan is contingent upon obtaining adequate financial resources through a proposed public offering which is discussed in Note 4. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this proposed offering, although substantially all of the net proceeds of this proposed offering are intended to be generally applied toward the acquisition of residential real property within the New York Metropolitan Area. Furthermore, there is no assurance that the Company will be able to successfully effect such a purchase of residential property. The Company has funded its operations to date from proceeds received from the renovation of apartments, the sale of its Common Stock totaling approximately $53,000 and from net advances from the Company's sole director and officer totaling approximately $41,000 through March 31, 2009. The Company's sole director and officer have agreed verbally to fund the Company's operations through the closing of the proposed offering (Note 4).

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

Costs in excess of amounts billed are classified as current assets under costs in excess of billings on uncompleted contracts. Billings in excess of costs are classified under current liabilities as billings in excess of costs on uncompleted contracts. As of March 31, 2009, billings in excess of costs totaled approximately $93,479.

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

NEW YORK RESIDENTIAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – Summary of Significant Accounting Policies - continued

Recently Issued Accounting Pronouncements

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 “Disclosure about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c)

NEW YORK RESIDENTIAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – Summary of Significant Accounting Policies-continued

how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.   The adoption of SFAS 161 has not materially affected the Company’s financial position, results of operations or cash flows.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued three related Staff Positions: (i) FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), (ii) FSP FAS 115-2 and FSP FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2” and “FSP FAS 124-2”), and (iii) FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1” and “APB 28-1”), which will be effective for interim and annual periods ending after June 15, 2009. FSP FAS 157-4 provides guidance on how to determine the fair value of financial assets and liabilities under SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value. As a result, a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP FAS 115-2 and FSP FAS 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP FAS 107-1 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The Company is currently evaluating the impact of adopting these Staff Positions.

NOTE 3 – Shareholder Promissory Note

At March 31, 2009 and December 31, 2008, the Company had a $41,311 promissory note from Robert Kornstein, the sole officer and director of the Company. The note bears interest of 15% and is payable on the consummation of the proposed offering.  As of March 31, 2009, $11,481 of accrued interest is owed to Robert Kornstein.  As of December 31, 2008, $9,953 of accrued interest is owed to Robert Kornstein.

NEW YORK RESIDENTIAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – Stockholders’ Equity

Proposed Offering

Commencing on the date of  the prospectus (November 10, 2008) and ending on August 10, 2009, the Company’s  proposed offering calls for the Company to offer for public sale up to 2,940,000 units (‘‘units’’) at a price of $1.00 per unit. Each unit consists of one share of the Company’s common stock, $.001 par value, and one redeemable common Stock purchase warrant (“warrant”). Each warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $.75 commencing one year from the effective date of the proposed offering and expiring four years from the effective date of the proposed offering. The warrants will be redeemable, at a price of $.01 per warrant upon thirty (30) days notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $1.50 per share for any 20 trading days within a 30 trading day period ending three business days before the Company send the notice of redemption.

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

There is presently no public market for the Company’s units, common stock or warrants. The Company has applied for quotation of the units offered hereby on the OTC Bulletin Board. Assuming the units are accepted for quotation, the Company anticipates that its common stock and the warrants will be quoted on the OTC Bulletin Board as soon as practicable after they are able to be traded separately. The Company plans for the common stock and warrants to be separately tradable.  However, the Company cannot be certain that they will be accepted for quotation.  The Company expects that these securities will be separately tradable commencing the 90 th day following the date of its Prospectus Supplement (May 7, 2009) or on such date thereafter as they are approved for quotation, unless the board of directors approves an earlier date.

NEW YORK RESIDENTIAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

 NOTE 4 - Commitments

As of March 31, 2009, the Company has no significant backlog of signed contracts.

Below is a summary of billings in excess of costs at March 31, 2009:

Project	Total Estimated Contract Revenues	Costs Incurred to Date	Billings to Date	Billings in Excess of Costs

Renovation 1	$139,535	$104,435	$164,770	$60,335

Renovation 2	362,643	107,357	140,500	33,143

Total	$502,178	$211,792	$305,270	$93,478

ITEM 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WE URGE YOU TO READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO BEGINNING ON PAGE F-1. THIS DISCUSSION MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS AS A   RESULT OF A NUMBER OF FACTORS, INCLUDING BUT NOT LIMITED TO THE RISKS AND UNCERTAINTIES DISCUSSED UNDER THE HEADING “RISK FACTORS” IN OUR FILINGS WITH THE SEC. IN ADDITION,  SEE “SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS” SET FORTH IN THIS REPORT.

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

Results of Operations

To date, our operating activities have consisted of renovation of a residential property owned by others. We have generated approximately $125,000 from such activities (almost all of which were from the renovation of a single apartment in New York City in the year ended December 31, 2006). After deducting costs of $30,271, we had net loss of $(30,271) for the three months ended March 31, 2009.  In addition, after deducting net costs of $1,901, we had net loss of $(1,901) for the three months ended March 31, 2008. The project was billed on a fixed-price basis. Our President and CEO directly coordinated the project, and independent contractors were hired as needed.  The costs included direct material and labor costs and those indirect costs related to performance of the contract, such as indirect labor, supplies, tools, repairs, and depreciation costs.  We are not certain at this point whether or not we will continue to pursue renovation projects pending our initial property acquisition.

For the three months ended March 31, 2009 and 2008, we had a net loss of $(30,271) and $(1,901), respectively.

Liquidity and Capital Resources

As of March 31, 2009, we have been financed by our President.  We intend to utilize cash derived from the proceeds of our offering (as described below) pursuant to our registration statement which was declared effective by the SEC on November 10, 2008, together with mortgage financing, if necessary and available, to effect our initial property investment.  Due to the current credit environment and lack of available credit to finance one or more property acquisitions, although we are currently researching potential acquisition(s), we believe now is not the appropriate time to consummate one or more property acquisitions.  We have not yet entered into any arrangements with a lender to provide such mortgage financing nor have we determined what amount, if any, we will require, which determination will depend in part on the amount of proceeds we received from our offering.  We may be unable to obtain mortgage financing on terms which we find economically feasible or acceptable.

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

Pursuant to our registration statement which was declared effective by the SEC on November 10, 2008, we are offering for sale through August 10, 2009, on a best-efforts basis,  units of securities of our company at an offering price of $1.00 per unit. Each unit consists of: (i) one share of our common stock; and (ii) one warrant to purchase one share of common stock.

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

Our unaudited interim condensed financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have an accumulated deficit of approximately $323,319 since inception. Additionally, we had a net working capital deficiency of approximately $323,319 at March 31, 2009.  In addition, we are not generating any revenues. These factors raise substantial doubt about our ability to continue operating as a going concern.   Our unaudited interim condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our unaudited interim condensed financial statements are prepared in accordance with United States generally accepted accounting principles. Preparation of the statements in accordance with theses principles requires that we make estimates, using available data and our judgment, for such things as valuing assets, accruing liabilities and estimating expenses.  The following is a list of what we feel are the most critical estimates that we make when preparing our unaudited interim condensed financial statements.

Recently Issued Accounting Pronouncements

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 “Disclosure about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.   The adoption of SFAS 161 has not materially affected the Company’s financial position, results of operations or cash flows.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued three related Staff Positions: (i) FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), (ii) FSP FAS 115-2 and FSP FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2” and “FSP FAS 124-2”), and (iii) FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1” and “APB 28-1”), which will be effective for interim and annual periods ending after June 15, 2009. FSP FAS 157-4 provides guidance on how to determine the fair value of financial assets and liabilities under SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value. As a result, a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP FAS 115-2 and FSP FAS 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP FAS 107-1 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The Company is currently evaluating the impact of adopting these Staff Positions.

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

Changes In Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 15, 2009	NEW YORK RESIDENTIAL, INC.

/s/ Robert Kornstein
Robert Kornstein
President and Chief Executive Officer
(Principal Executive Officer)
Acting Chief Financial Officer
(Principal Accounting and Financial Officer)