Form 10-Q
period 2009-06-30
New York Residential, Inc.
filed 2009-08-19
CIK 1392573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2009

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission file number   005-84270

NEW YORK RESIDENTIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-4267378
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

15 West 72nd Street, Suite 15K, New York, NY	10023
(Address of principal executive offices)	(Zip Code)

(917) 439-3838
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
Yes  ☒    No  ☐

Number of outstanding shares of the registrant's par value $0.001 common stock, as of August 17, 2009: 3,060,000.

NEW YORK RESIDENTIAL, INC.

FORM 10-Q
INDEX

		PAGE

Special Note Regarding Forward-Looking Statements		1

PART I	FINANCIAL INFORMATION	F-1
Item 1.	Condensed Balance Sheet as of June 30, 2009 (unaudited) and December 31, 2008	F-1

Condensed Statement of Operations for the three months ended June 30, 2009 and 2008 and for the six months ended June 30, 2009 and 2008 and for the period from December 5, 2005
(inception) to June 30, 2009 (unaudited)
		F-2

	Condensed Statement of Stockholders’ Deficiency for the six months ended June 30, 2009 (unaudited)	F-3

	Condensed Statement of Cash Flows for the six months ended June 30, 2009 and 2008 and for the period from December 5, 2005 (inception) to June 30, 2009 (unaudited)	F-4

	Notes to Condensed Financial Statements	F-5 to F-11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	6
Item 4T.	Controls and Procedures	7

PART II	OTHER INFORMATION	7
Item 1.	Legal Proceedings	7
Item 1A.	Risk Factors	7
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7
Item 3.	Defaults on Senior Securities	7
Item 4.	Submission of Matters to a Vote of Security Holders	7
Item 5.	Other Information	7
Item 6.	Exhibits	8
Signatures		9

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, together with other statements and information we publicly disseminate, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “ Securities Act ”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “ Exchange Act ”).  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and include this statement for purposes of complying with these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions.  You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performances or achievements.  Factors that may cause actual results to differ materially from current expectations include, but are not limited to the risk factors discussed in this Quarterly Report on Form 10-Q.  Accordingly, there is no assurance that our expectations will be realized.  Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change our expectations with regard thereto, or any change in events, conditions or circumstances on which any such statement is based.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEW YORK RESIDENTIAL, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	June 30, 2009	December 31, 2008
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$81,199	$80,828
Prepaid expenses	4,183	2,072
Total assets	$85,382	$82,900

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accrued income taxes	$300	$600
Billings in excess of costs	178,127	125,655
Accrued liabilities, including amount owed to related party of $13,009 and $9,953 at June 30, 2009 and December 31, 2008, respectively	225,704	208,382
Shareholder promissory note	41,311	41,311
Total current liabilities	445,442	375,948

Stockholders' deficiency:
Preferred stock, $.001 par value; 1,000,000 shares authorized -0- shares issued and outstanding	-	-
Common stock, $.001 par value; 20,000,000 shares authorized – 3,060,000 shares issued and outstanding	3,060	3,060
Additional paid-in capital	50,267	50,267
Accumulated deficit during development stage	(413,387)	(346,375)
Total stockholders’ deficiency	(360,060)	(293,048)
Total liabilities and stockholders’ deficiency	$85,382	$82,900

See notes to these condensed financial statements.

NEW YORK RESIDENTIAL, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,			December 5, 2005 (inception) to June 30,
	2009	2008	2009	2008		2009

Contract revenues	$-	$-	$-	$		$125,345
						-
Costs and expenses:
Costs of contracts completed	-	-	-		-	110,124
General and administrative costs	35,213	1,384	63,953		2,074	85,597
Interest expense	1,528	1,211	3,059		2,422	13,012
Write-off of deferred offering expenses	-	-	-		-	324,272
Formation costs	-	-	-		-	3,500
Total operating expenses	36,741	2,595	67,012		4,496	536,505

Loss from operations before income taxes	(36,741)	(2,595)	(67,012)		(4,496)	(411,160)
Provision for income taxes	-	-	-		-	2,227
Net loss	$(36,741)	$(2,595)	$(67,012)		$(4,496)	$(413,387)
Net Loss per common share-Basic and Diluted	$(0.01)	$(0.00)	$(0.02)		$(0.00)
Weighted average number of shares outstanding-Basic and Diluted	3,060,000	3,060,000	3,060,000		3,060,000

See notes to these condensed financial statements.

NEW YORK RESIDENTIAL, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
For the period from December 5, 2005 (Inception) to June 30, 2009
(UNAUDITED)

				Accumulated
			Additional	deficit	Total
	Common Stock		paid-in-	during the	Stockholders’
	Shares	Amount	capital	development stage	Deficiency

Issuance of Founders Shares
at $0.0174 per share	3,060,000	$3,060	$50,267	$-	$53,327

Net loss	-	-	-	(3,500)	(3,500)

Balance at December 31, 2005	3,060,000	$3,060	$50,267	$(3,500)	49,827

Net income	-	-	-	16,146	16,146

Balance at December 31, 2006	3,060,000	$3,060	$50,267	$12,646	$65,973

Net loss	-	-	-	(10,945)	(10,945)

Balance at December 31, 2007	3,060,000	$3,060	$50,267	$1,701	$55,028

Net loss	-	-	-	(348,076)	(348,076)

Balance at December 31, 2008	3,060,000	$3,060	$50,267	$(346,375)	$(293,048)

Net loss	-	-	-	(67,012)	(67,012)

Balance at June 30, 2009	3,060,000	$3,060	$50,267	$(413,387)	$(360,060)

See notes to these condensed financial statements.

NEW YORK RESIDENTIAL, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,		For the Period December 5, 2005 (inception) to June 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(67,012)	$(4,496)	$(413,387)
Write-off of deferred offering costs	-	-	324,272
Changes in operating liabilities:
Income taxes payable	(300)	(600)	300
Accrued liabilities	17,322	(14,262)	27,275
Prepaid expenses	(2,111)	-	(4,183)
Billings in excess of costs	52,472	20,000	178,127
NET CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES	371	642	112,404
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	-	-	53,327
Note proceeds from shareholder	-	10,500	63,137
Note repayments to shareholder	-	-	(21,826)
Payment of costs of the proposed public offering	-	-	(125,843)

NET CASH USED IN FINANCING ACTIVITIES	-	10,500	(31,205)

Net (decrease) increase in cash and cash equivalents	371	11,142	81,199
Cash and cash equivalents, Beginning of period	80,828	15,387
Cash and cash equivalents, End of period	$81,199	$26,529	$81,199

Supplemental Disclosures:

CASH PAID DURING THE PERIODS FOR:

Income taxes	$300	$600	$1,927
Non-cash Investing and Financing Activities:
Accrued Offering Expenses	$-	$13,474	$198,429

 See notes to these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: Organization, Going Concern and Management Plan

Organization and Basis of Accounting

New York Residential, Inc. (the “Company”) was incorporated in Delaware on December 5, 2005 and was organized for the purpose of acquiring, renovating, investing in, improving and in some cases managing, residential real estate in the New York Metropolitan area.

During 2006, the Company completed the renovation of one apartment in New York City.  During 2007 and 2008, the Company entered into agreements to engage in the design and renovation of two additional residential apartments in New York City, as well as the design and construction of a residential home in Kent, Connecticut. The Company has completed the design and has commenced construction on both residential apartments in New York City. The residential home in Kent, Connecticut is currently in the design phase and no construction on this property has commenced. The Company expects to generate revenue from these agreements.  The first of the 2007 and 2008 projects have been completed and paid in full.  The second is 95% complete and 95% paid.  We entered and completed another project during 2009.

The Company is considered a development stage company and as such, has generated no significant operating revenues and has incurred cumulative operating losses of $413,387.

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America (“GAAP”) for interim financial statements information and assume that the Company will continue as a going concern. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (the “SEC”) applicable to quarterly reports on Form 10-Q, the accompanying condensed financial statements do not include all the disclosures required by GAAP for annual financial statements. These unaudited interim condensed financial statements should be read in conjunction with the financial statements and related notes included in the Form 10-K for the year ended December 31, 2008. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

Going Concern

The unaudited interim condensed financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has incurred net losses of $413,387 since inception. Additionally, the Company had a net working capital deficiency of $360,060 at June 30, 2009. These factors raise substantial doubt about the Company’s ability to continue operating as a going concern. The Company is seeking to raise up to approximately $3 million through the proposed offering of its securities as discussed in Note 4. The accompanying unaudited interim condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The unaudited  interim condensed financial statements as of June 30, 2009 and for the three month and six month periods ended June 30, 2009 and 2008 and for the period from December 5, 2005 (inception) to June 30, 2009 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

NEW YORK RESIDENTIAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present a fair statement of financial position as of June 30, 2009, and results of operations for the three and six month periods ended June 30, and cash flows for the six months ended June 30, 2009 and 2008 and for the period from December 5, 2005 (inception) to June 30, 2009 as applicable, have been made. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the operating results for the full fiscal year or any future periods. These unaudited interim condensed consolidated financial statements should be read in conjunction with financial statements and notes there to in the Company’s Report in Form 10-K for the year ended December 31, 2008.

Management’s Plan

The Company is a development stage company in the initial stage of operations. The Company’s ability to execute its business plan is contingent upon obtaining adequate financial resources through a proposed public offering which is discussed in Note 4. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this proposed offering, although substantially all of the net proceeds of this proposed offering are intended to be generally applied toward the acquisition of residential real property within the New York Metropolitan Area. Furthermore, there is no assurance that the Company will be able to successfully effect such a purchase of residential property. The Company has funded its operations to date from proceeds received from the renovation of apartments, the sale of its common stock totaling approximately $53,000 and from net advances from the Company's sole director and officer totaling approximately $41,000 through June 30, 2009. The Company's sole director and officer has agreed verbally to fund the Company's operations through the closing of the proposed offering (Note 4).

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

Costs in excess of amounts billed are classified as current assets under costs in excess of billings on uncompleted contracts. Billings in excess of costs are classified under current liabilities as billings in excess of costs on uncompleted contracts. As of June 30, 2009, billings in excess of costs totaled $178,127

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the periods presented. Diluted loss attributable to common shares adjusts basic loss per share for the effects of convertible securities, warrants, stock options and other potentially dilutive financial instruments only in the periods in which such effect is dilutive. The shares issuable upon the conversion of preferred stock, the exercise of stock options and warrants are excluded from the calculation of net loss per share as their effect would be anti-dilutive.

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

In April 2009, the Financial Accounting Standards Board (“FASB”) issued three related Staff Positions: (i) FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), (ii) FSP FAS 115-2 and FSP FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2” and “FSP FAS 124-2”), and (iii) FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1” and “APB 28-1”), which will be effective for interim and annual periods ending after June 15, 2009. FSP FAS 157-4 provides guidance on how to determine the fair value of financial assets and liabilities under SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value. As a result, a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP FAS 115-2 and FSP FAS 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP FAS 107-1 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The Company included the required disclosures at June 30, 2009.

In April 2009, FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2 and 124-2).  FSP 115-2 and 124-2 amends the guidance on other-than-temporary impairment for debt securities and modifies the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The implementation of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

NEW YORK RESIDENTIAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – Summary of Significant Accounting Policies-continued

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1 and 28-1).  This FSP requires disclosure about fair value of financial instruments in interim periods, as well as annual financial statements.  FSP 107-1 and 28-1 is effective for interim periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company’s results of operations or financial condition.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events,” which establishes general standards of and accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This FASB was effective for interim and annual periods ending after June 15, 2009. The Company has complied with the requirements of FASB 165.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” to improve the reporting for the transfer of financial assets resulting from (1) practices that have developed since the issuance of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will review the requirements of FASB No. 166 and comply with its requirements. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s financial statements.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will review the requirements of FASB No. 167 and comply with its requirements. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s financial statements.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” Under the Statement, The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s financial statements.

NOTE 3 – Shareholder Promissory Note

At June 30, 2009 and December 31, 2008, the Company had a $41,311 promissory note from Robert Kornstein, the sole officer and director of the Company. The note bears interest of 15% and is payable on the consummation of the proposed offering.  As of June 30, 2009, $13,009 of accrued interest is owed to Robert Kornstein.  As of December 31, 2008, $9,953 of accrued interest is owed to Robert Kornstein.

NEW YORK RESIDENTIAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – Stockholders’ Equity

Proposed Offering

Commencing on the date of  the prospectus (November 10, 2008) and ending on October 10, 2009, the Company’s  proposed offering calls for the Company to offer for public sale up to 2,940,000 units (‘‘units’’) at a price of $1.00 per unit. Each unit consists of one share of the Company’s common stock, $.001 par value, and one redeemable common stock purchase warrant (“warrant”). Each warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $.75 commencing one year from the effective date of the proposed offering and expiring four years from the effective date of the proposed offering. The warrants will be redeemable, at a price of $.01 per warrant upon thirty (30) days notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $1.50 per share for any 20 trading days within a 30 trading day period ending three business days before the Company send the notice of redemption.

In the event the Company calls the warrants for redemption, the Company has agreed that any warrants purchased by its directors during the nine month period following separate trading of the warrants will be exercisable by them on a cashless basis.

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

Through June 30, 2009, the Company has capitalized approximately $324,272 of costs in connection with the proposed offering and at December 31, 2008, these costs were charged to operations due to continued delays in completing this proposed offering.

The Company has not sold, or received any commitments from public investors to purchase, any of the units as described in this proposed offering.

There is presently no public market for the Company’s units, common stock or warrants. The Company has applied for quotation of the units offered hereby on the OTC Bulletin Board. Assuming the units are accepted for quotation, the Company anticipates that its common stock and the warrants will be quoted on the OTC Bulletin Board as soon as practicable after they are able to be traded separately. The Company plans for the common stock and warrants to be separately tradable.  However, the Company cannot be certain that they will be accepted for quotation.  The Company expects that these securities will be separately tradable commencing the 90th day following the date of its Prospectus Supplement, which is dated August 10, 2009, or on such date thereafter as they are approved for quotation, unless the board of directors approves an earlier date.

NEW YORK RESIDENTIAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

 NOTE 4 - Commitments

As of June 30, 2009, the Company has no significant backlog of signed contracts.

Below is a summary of billings in excess of costs at June 30, 2009:

	Total Estimated Contract	Costs Incurred to	Billings to	Billings in Excess of
Project	Revenues	Date	Date	Costs

Renovation 1	$139,535	$116,335	$164,770	$48,435

Renovation 2	362,643	326,137	443,829	117,692

Renovation 3	-	-	12,000	12,000

Total	$502,178	$442,472	$620,599	$178,127

NOTE 5- Subsequent Events Review

The Company has evaluated its June 30, 2009 condensed financial statements for subsequent events through August 19, 2009 the date the financials were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the condensed financial statements.

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WE URGE YOU TO READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO BEGINNING ON PAGE F-1. THIS DISCUSSION MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS AS A  RESULT OF A NUMBER OF FACTORS, INCLUDING BUT NOT LIMITED TO THE RISKS AND UNCERTAINTIES DISCUSSED UNDER THE HEADING “RISK FACTORS” IN OUR FILINGS WITH THE SEC. IN ADDITION,  SEE “SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS ”  SET FORTH IN THIS REPORT.

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

Our property acquisitions may be delayed due to any number of factors, including those relating to due diligence, mortgage financing and a seller’s preparation for the closing.  Due to the current credit environment and lack of available credit to finance one or more property acquisitions, although we are currently researching potential acquisition(s), we believe now is not the appropriate time to consummate property acquisitions, as we believe that the current economic climate is still uncertain.  While we ultimately plan to purchase additional residential properties, we will probably have the ability, as a result of our limited resources, to effect only a single property acquisition.

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

Results of Operations

To date, our operating activities have consisted of renovation of a residential property owned by others. We have generated approximately $125,000 from such activities (almost all of which were from the renovation of a single apartment in New York City in the year ended December 31, 2006). After deducting costs of $67,012, we had net loss of $(67,012) for the three six months ended June 30, 2009.  In addition, after deducting net costs of $2,074, we had net loss of $(4,496) for the six months ended June 30, 2008. Our President and CEO directly coordinated the project, and independent contractors were hired as needed.  The costs included direct material and labor costs and those indirect costs related to performance of the contract, such as indirect labor, supplies, tools, repairs, and depreciation costs.  We are not certain at this point whether or not we will continue to pursue renovation projects pending our initial property acquisition.

For the six months ended June 30, 2009 and 2008, we had a net loss of $(67,012) and $(4,496), respectively.

Liquidity and Capital Resources

As of June 30, 2009, we have been financed by our President.  We intend to utilize cash derived from the proceeds of our offering (as described below) pursuant to our registration statement which was declared effective by the SEC on November 10, 2008, together with mortgage financing, if necessary and available, to effect our initial property investment.  Due to the current credit environment and lack of available credit to finance one or more property acquisitions, although we are currently researching potential acquisition(s), we believe now is not the appropriate time to consummate one or more property acquisitions.  We have not yet entered into any arrangements with a lender to provide such mortgage financing nor have we determined what amount, if any, we will require, which determination will depend in part on the amount of proceeds we received from our offering.  We may be unable to obtain mortgage financing on terms which we find economically feasible or acceptable.

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

Pursuant to our registration statement which was declared effective by the SEC on November 10, 2008, we are offering for sale through October 10, 2009, on a best-efforts basis, units of securities of our company at an offering price of $1.00 per unit. Each unit consists of: (i) one share of our common stock; and (ii) one warrant to purchase one share of common stock.

We have not sold, or received any commitments from public investors to purchase, the units being offered pursuant to our registration statement which was declared effective by the SEC on November 10, 2008.  Assuming sale of all units in our offering, of which we can offer no assurances, we estimate that the net proceeds from the sale of the units, after deducting offering expenses of approximately $325,000, will be approximately $2,675,000.

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

Our unaudited interim condensed financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have an accumulated deficit of $413,387 since inception. Additionally, we had a net working capital deficiency of $360,060 at June 30, 2009.  In addition, we are not generating any revenues. These factors raise substantial doubt about our ability to continue operating as a going concern.   Our unaudited interim condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 “Disclosure about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.   The adoption of SFAS 161 has not materially affected our financial position, results of operations or cash flows.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued three related Staff Positions: (i) FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), (ii) FSP FAS 115-2 and FSP FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2” and “FSP FAS 124-2”), and (iii) FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1” and “APB 28-1”), which will be effective for interim and annual periods ending after June 15, 2009. FSP FAS 157-4 provides guidance on how to determine the fair value of financial assets and liabilities under SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value. As a result, a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP FAS 115-2 and FSP FAS 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP FAS 107-1 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods.. We have included the required disclosures at June 30, 2009.

In April 2009, FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2 and 124-2).  FSP 115-2 and 124-2 amends the guidance on other-than-temporary impairment for debt securities and modifies the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The implementation of this standard did not have a material impact on our consolidated results of operations or financial condition.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1 and 28-1).  This FSP requires disclosure about fair value of financial instruments in interim periods, as well as annual financial statements.  FSP 107-1 and 28-1 is effective for interim periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our results of operations or financial condition.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events,” which establishes general standards of and accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This FASB was effective for interim and annual periods ending after June 15, 2009.  We have complied with the requirements of FASB 165.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” to improve the reporting for the transfer of financial assets resulting from (1) practices that have developed since the issuance of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. We will review the requirements of FASB No. 166 and comply with its requirements. We do not expect that the adoption of this Statement will have a material impact on our financial statements.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.  We will review the requirements of FASB No. 167 and comply with its requirements. We do not expect that the adoption of this Statement will have a material impact on our financial statements.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” Under the Statement, The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We do not expect that the adoption of this Statement will have a material impact on our financial statements.

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

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.              CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our sole officer, who serves as our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(3) under the Exchange Act as of the end of the period covered by this report (the “ Evaluation Date ”).  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to our company required to be disclosed in our reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes In Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 19, 2009	NEW YORK RESIDENTIAL, INC.

/s/ Robert Kornstein
Robert Kornstein
President and Chief Executive Officer
(Principal Executive Officer)
Acting Chief Financial Officer
(Principal Accounting and Financial Officer)