Form 10-Q
period 2009-09-30
New York Residential, Inc.
filed 2009-11-16
CIK 1392573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2009

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number:   005-84270

NEW YORK RESIDENTIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-4267378
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

15 West 72nd Street, Suite 15K, New York, NY	10023
(Address of principal executive offices)	(Zip Code)

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
Yes  ☐     No  ☒

Number of outstanding shares of the registrant's par value $0.001 common stock, as of November 16, 2009: 3,060,000.

N E W YORK RESIDENTIAL, INC.

FORM 10-Q
INDEX

		PAGE

Special Note Regarding Forward-Looking Statements		1

PART I	FINANCIAL INFORMATION	F-1
Item 1.	Condensed Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008

Condensed Statements of Income/Operations for the three months ended September 30, 2009 and 2008 and for the nine months ended September 30, 2009 and 2008 and for the period from December 5, 2005
(inception) to September 30, 2009 (unaudited)
		F-2

	Condensed Statement of Stockholders’ Deficiency for the period from December 5, 2005 (inception) to September 30, 2009 (unaudited)	F-3

	Condensed Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 and for the period from December 5, 2005 (inception) to September 30, 2009 (unaudited)	F-4

	Notes to Condensed Financial Statements	F-5 to F-10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	5
Item 4T.	Controls and Procedures	6

PART II	OTHER INFORMATION	6
Item 1.	Legal Proceedings	6
Item 1A.	Risk Factors	6
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	6
Item 3.	Defaults on Senior Securities	6
Item 4.	Submission of Matters to a Vote of Security Holders	6
Item 5.	Other Information	6
Item 6.	Exhibits	7
Signatures		8

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, together with other statements and information we publicly disseminate, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act ”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act ”).  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and include this statement for purposes of complying with these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions.  You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performances or achievements.  Factors that may cause actual results to differ materially from current expectations include, but are not limited to the risk factors included in our other filings with the Securities and Exchange Commission (the “SEC”).  Accordingly, there is no assurance that our expectations will be realized.  Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change our expectations with regard thereto, or any change in events, conditions or circumstances on which any such statement is based.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEW YORK RESIDENTIAL, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	September 30, 2009	December 31, 2008
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$33,036	$80,828
Prepaid expenses	3,195	2,072
Total assets	36,231	82,900

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accrued income taxes	-	600
Billings in excess of costs	131,475	125,655
Accrued liabilities, including amount owed to related party of $13,709 and $9,953 at September 30, 2009 and December 31, 2008, respectively	226,874	208,382
Shareholder promissory note	21,311	41,311
Total current liabilities	379,660	375,948

Stockholders' deficiency:
Preferred stock, $.001 par value; 1,000,000 shares authorized -0- shares issued and outstanding	-	-
Common stock, $.001 par value; 20,000,000 shares authorized – 3,060,000 shares issued and outstanding	3,060	3,060
Additional paid-in capital	50,267	50,267
Accumulated deficit during development stage	(396,756)	(346,375)
Total stockholders’ deficiency	(343,429)	(293,048)
Total liabilities and stockholders’ deficiency	$36,231	$82,900

See notes to these condensed financial statements.

N E W YORK RESIDENTIAL, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF INCOME/OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		December 5, 2005 (inception) to September 30,
	2009	2008	2009	2008	2009

Contract revenues	$165,741	$-	$165,741	$-	$291,086

Costs and expenses:
Costs of contracts completed	112,162	-	112,162	-	222,286
General and administrative costs	36,248	43	100,201	2,116	121,845
Interest expense	700	1,211	3,759	3,633	13,712
Write-off of deferred offering expenses	-	-	-	-	324,272
Formation costs	-	-	-	-	3,500
Total operating expenses	149,110	1,254	216,122	5,749	685,615

Income (Loss) from operations before income taxes	16,631	(1,254)	(50,381)	(5,749)	(394,529)
Provision for income taxes	-	-	-	-	2,227
Net Income (Loss)	$16,631	$(1,254)	$(50,381)	$(5,749)	$(396,756)
Net Income (Loss) per common share-Basic and Diluted	$0.01	$(0.00)	$(0.02)	$(0.00)
Weighted average number of shares outstanding-Basic and Diluted	3,060,000	3,060,000	3,060,000	3,060,000

See notes to these condensed financial statements.

N E W YORK RESIDENTIAL, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
For the period from December 5, 2005 (Inception) to September 30, 2009
(UNAUDITED)

				Accumulated
			Additional	deficit	Total
	Common Stock		paid-in-	during the	Stockholders’
	Shares	Amount	capital	development stage	Deficiency

Issuance of Founders Shares
at $0.0174 per share	3,060,000	$3,060	$50,267	$-	$53,327

Net loss	-	-	-	(3,500)	(3,500)

Balance at December 31, 2005	3,060,000	$3,060	50,267	(3,500)	49,827

Net income	-	-	-	16,146	16,146

Balance at December 31, 2006	3,060,000	3,060	50,267	12,646	65,973

Net loss	-	-	-	(10,945)	(10,945)

Balance at December 31, 2007	3,060,000	3,060	50,267	1,701	55,028

Net loss	-	-	-	(348,076)	(348,076)

Balance at December 31, 2008	3,060,000	3,060	50,267	(346,375)	(293,048)

Net loss	-	-	-	(50,381)	(50,381)

Balance at September 30, 2009	3,060,000	$3,060	$50,267	$(396,756)	$(343,429)

See notes to these condensed financial statements.

N E W YORK RESIDENTIAL, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,		For the Period December 5, 2005 (inception) to September 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(50,381)	$(5,749)	$(396,756)
Write-off of deferred offering costs	-	-	324,272
Changes in operating liabilities:
Income taxes payable	(600)	(600)	-
Accrued liabilities	18,492	(2,368)	28,445
Prepaid expenses	(1,123)	-	(3,195)
Billings in excess of costs	5,820	56,114	131,475
NET CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES	(27,792)	47,397	84,241
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	-	-	53,327
Note proceeds from shareholder	30,000	10,500	93,137
Note repayments to shareholder	(50,000)	-	(71,826)
Payment of costs of the proposed public offering	-	(13,384)	(125,843)

NET CASH USED IN FINANCING ACTIVITIES	(20,000)	(2,884)	(51,205)

Net (decrease) increase in cash and cash equivalents	(47,792)	44,513	33,036
Cash and cash equivalents, Beginning of period	80,828	15,387	-
Cash and cash equivalents, End of period	$33,036	$59,900	$33,036

Supplemental Disclosures:

CASH PAID DURING THE PERIODS FOR:

Income taxes	$600	$600	$1,927
Non-cash Investing and Financing Activities:
Accrued Offering Expenses	$-	$63,974	$198,429

 See notes to these condensed financial statements.

N OT ES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: Organization, Going Concern and Management Plan

Organization and Basis of Accounting

New York Residential, Inc. (the “Company”, “we”, “us” or “our”) was incorporated in Delaware on December 5, 2005 and was organized for the purpose of acquiring, renovating, investing in, improving and in some cases managing, residential real estate in the New York Metropolitan area.

During 2006, the Company completed the renovation of one apartment in New York City.  During 2007 and 2008, the Company entered into agreements to engage in the design and renovation of two additional residential apartments in New York City, as well as the design and construction of a residential home in Kent, Connecticut. The Company has completed the design and has commenced construction on both residential apartments in New York City. The residential home in Kent, Connecticut is currently in the design phase and no construction on this property has commenced. The Company expects to generate revenue from these agreements.  The first of the projects for which the Company was engaged in 2007 and 2008 has been completed and paid in full.  The second is 95% complete and 95% paid.  We entered and completed another renovation project during 2009.

The Company is considered a development stage company and as such, has generated no significant operating revenues and from December 5, 2005 (inception) to September 30, 2009, has incurred cumulative operating losses of $394,529. At this time, there are no additional projects on backlog and the Company does not plan to bid for additional projects until the Company completes it proposed offering (Note 4).

The accompanying unaudited interim condensed financial statements as of September 30, 2009, for the three and nine months then ended September 30, 2009 and 2008 and from the period from December 5, 2005 (inception) to September 30, 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited financial statements. The unaudited interim condensed balance sheet as of September 30, 2009, unaudited interim condensed statements of income / operations for the three and nine months ended September 30, 2009 and 2008 and from the period from December 5, 2005 (inception) to September 30, 2009, the unaudited interim condensed statement of stockholders’ deficiency  for the nine months ended September 30, 2009, and the unaudited interim condensed statements of cash flows for the nine months ended September 30, 2009 and 2008  and from December 5, 2005 (inception) to September 30, 2009 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended September  30, 2009 are not necessarily indicative of results to be expected for the year ending December 31, 2009 or for any future interim period. The condensed balance sheet at December 31, 2008 has been derived from audited financial statements; however, these notes to the condensed financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited interim condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC.

Going Concern and Managements Plans

The unaudited interim condensed financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has incurred net losses of $396,756 since inception and was provided with $84,241 of cash from operations for the period from December 5, 2005 (inception) to September 30, 2009. As of September 30, 2009, the Company had a net working capital deficiency of $343,429 and $396,756 of accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue operating as a going concern. The Company is seeking to raise up to approximately $3 million through the proposed offering of its securities as discussed in Note 4. The accompanying unaudited interim condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NEW YORK RESIDENTIAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The Company is a development stage company in the initial stage of operations. The Company’s ability to execute its business plan is contingent upon obtaining adequate financial resources through a proposed public offering which is discussed in Note 4. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this proposed offering, although substantially all of the net proceeds of this proposed offering are intended to be generally applied toward the acquisition of residential real property within the New York Metropolitan Area. Furthermore, there is no assurance that the Company will be able to successfully effect such a purchase of residential property. The Company has funded its operations to date from proceeds received from the renovation of apartments, the sale of its common stock totaling approximately $53,000 and from net advances from the Company's sole director and officer totaling approximately $21,000 through September 30, 2009. The Company's sole director and officer has agreed verbally to fund the Company's operations through the closing of the proposed offering (Note 4).

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

Costs in excess of amounts billed are classified as current assets under costs in excess of billings on uncompleted contracts. Billings in excess of costs are classified under current liabilities as billings in excess of costs on uncompleted contracts. As of September 30, 2009, billings in excess of costs totaled $131,475.

Income (Loss) Per Share

The Company computes basic income (loss) per share in accordance with FASB Accounting Standards Codification (“ASC”) Topic 260 by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the periods presented. Diluted income (loss) attributable to common shares adjusts basic income (loss) per share for the effects of convertible securities, warrants, stock options and other potentially dilutive financial instruments only in the periods in which such effect is dilutive. The shares issuable upon the conversion of preferred stock, the exercise of stock options and warrants are excluded from the calculation of net income (loss) per share as their effect would be anti-dilutive.

NEW YORK RESIDENTIAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – Summary of Significant Accounting Policies - continued

Recently Implemented Accounting Guidance

The Financial Accounting Standards Board (“FASB”), in June 2009, issued new accounting guidance that established the FASB Accounting Standards Codification, ("Codification" or “ASC”) as the single source of authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. This new guidance became effective for interim and annual periods ending after September 15, 2009.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued new accounting guidance, under ASC Topic 805 on business combinations, which established principles and requirements as to how acquirers recognize and measure in these financial statements the identifiable assets acquired, the liabilities assumed, noncontrolling interests and goodwill acquired in the business combination or a gain from a bargain purchase.  This guidance is effective for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.   This guidance will have an impact on the Company’s accounting for any future business acquisitions.

In December 2007, the FASB issued new accounting guidance, under ASC Topic 810 on consolidations, which establishes the accounting for noncontrolling interests in a subsidiary and the deconsolidation of a subsidiary. This guidance requires (a) the ownership interest in the subsidiary held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations and (c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. Entities must provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This guidance is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. This guidance will have an impact on the Company’s accounting for any future business acquisitions.

In April 2008, the FASB issued new accounting guidance, under ASC Topic 350 on intangibles, which outlines the requirements for determining the useful life of an intangible asset.  The new guidance is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. This guidance is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The Company expects the new guidance to have an impact on the accounting for any future business acquisitions.

In November 2008, the FASB issued new accounting guidance, under ASC Topic 323 on investments-- equity method and joint ventures, relating to the accounting for equity method investments.  This guidance addresses how the initial carrying value of an equity method investment should be determined, how it should be tested for impairment, and how changes in classification from equity method to cost method should be treated.  This guidance is effective on a prospective basis in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The Company expects this guidance to have an impact on its accounting for any future business acquisitions.

In May 2009, the FASB issued new accounting guidance, under ASC Topic 855 on subsequent events, which sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the interim condensed financial statements.

NEW YORK RESIDENTIAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – Shareholder Promissory Note

At December 31, 2008 there was $41,311 principal amount and $9,953 of accrued and unpaid interest owed by the Company to its sole officer and director pursuant to a promissory note.  During the nine months ended September 30, 2009, the sole officer and director advanced the Company an additional $30,000 under the promissory note.  During the third quarter of 2009, the Company repaid $50,000 of the outstanding principal amount of this promissory note.  As of September 30, 2009  the Company owes $21,311 principal amount and $13,709 accrued and unpaid  interest under this note.  The note bears interest at 15% per annum and is payable on the consummation of the proposed offering.

NOTE 4 – Stockholders’ Equity

Proposed Offering

Commencing on the date of  its prospectus (November 10, 2008) and ending during the quarter ended September 30, 2009, the Company had   offered to the public up to 2,940,000 units (‘‘units’’) at a price of $1.00 per unit (the “Offering”). The Company has suspended the Offering, but intends to extend the Offering for a period of six months after receiving the applicable regulatory approvals to allow such extension. Each unit consists of one share of the Company’s common stock, $.001 par value, and one redeemable common stock purchase warrant (“warrant”). Each warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $.75 commencing upon issuance and expiring three years from the initial closing of the proposed offering. The warrants will be redeemable, at a price of $.01 per warrant upon thirty (30) days notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $1.50 per share for any 20 trading days within a 30 trading day period ending three business days before the Company send the notice of redemption.

In the event the Company calls the warrants for redemption, the Company has agreed that any warrants purchased by its directors during the nine month period following separate trading of the warrants will be exercisable by them on a cashless basis.

No warrants will be exercisable unless at the time of exercise a prospectus relating to common stock issuable upon exercise of the warrants is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants.  Under the terms of the proposed warrant agreement, the Company will agree to meet these conditions and use its best efforts to maintain a current prospectus relating to common stock issuable upon exercise of the warrants until the expiration of the warrants.  However, the Company cannot assure that it will be able to do so.  The warrants may be deprived of any value and the market for the warrants may be limited if the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside.  Under no circumstances will the Company  be obligated to net cash settle any of the warrants.

Through September 30, 2009, the Company has capitalized approximately $324,272 of costs in connection with the Offering and at December 31, 2008, these costs were charged to operations due to continued delays in completing the Offering.

The Company has not sold, or received any commitments from public investors to purchase, any of the units as described in the Offering.

There is presently no public market for the Company’s units, common stock or warrants. The Company has applied for quotation of the units offered in the Offering on the OTC Bulletin Board. Assuming the units are accepted for quotation, the Company anticipates that its common stock and the warrants will be quoted on the OTC Bulletin Board and traded separately. The Company plans for the common stock and warrants to be separately tradable.  However, the Company cannot be certain that they will be accepted for quotation.

NEW YORK RESIDENTIAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

 NOTE 5 – Commitments and Contingencies

Billings in Excess of Costs
As of September 30, 2009, the Company has no significant backlog of signed contracts.

Below is a summary of billings in excess of costs at September 30, 2009:

	Total Estimated Contract	Costs Incurred to	Billings to	Billings in Excess of
Project	Revenues	Date	Date	Costs

Renovation 2	$420,000	$336,158	$420,418	$84,260

Renovation 3	20,000	-	20,000	20,000

Renovation 4	-	22,670	49,885	27,215

Total	$440,000	$358,828	$490,303	$131,475

Current Economic Crisis

Due to the current credit environment and lack of available credit to finance one or more property acquisitions, although we are currently researching potential acquisition(s), we believe now is not the appropriate time to consummate one or more property acquisitions.  We have not yet entered into any arrangements with a lender to provide such mortgage financing nor have we determined what amount, if any, we will require, which determination will depend in part on the amount of proceeds we receive from our offering.  We may be unable to obtain mortgage financing on terms which we find economically feasible or acceptable.

NOTE 6- Subsequent Events Review

The Company has evaluated its September 30, 2009 condensed financial statements for subsequent events through November 16, 2009 the date the financials were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the condensed financial statements.

I TE M 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During 2006, we completed the renovation of one apartment in New York City.  During 2007 and 2008, we entered into agreements to engage in the design and renovation of two additional residential apartments in New York City, as well as the design and construction of a residential home in Kent, Connecticut. We expect to generate revenue from these agreements.  We have completed the design and have commenced construction on both residential apartments in New York City.  The residential home in Kent, Connecticut is currently in the design phase and no construction on this property has commenced. We intend to utilize any cash derived from the proceeds of the Offering, together with mortgage financing, in order to effect our initial property acquisition. Although we intend to apply substantially all of the net proceeds of our proposed public offering of units (the “Offering”) applied toward effecting our initial property acquisition and renovation of such property as described in our prospectus relating to the Offering, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, our investors will invest in us without an opportunity to evaluate the specific merits or risks of any one or more property acquisitions.

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

Results of Operations

To date, our operating activities have consisted of renovation of residential properties owned by others. We have generated revenue of approximately $291,000 from such activities (which were from the renovation of a single apartment in New York City during the year ended December 31, 2006 and a renovation of a single apartment in New York City during the third quarter of 2009).  For the three and nine months ended September 30, 2009, we recognized revenue on one project totaling $165,741. After deducting operating costs of $149,110, we had net income of $16,631 for the three months ended September 30, 2009.  After deducting operating costs of $216,122, we had a net loss of $(50,381) for the nine months ended September 30, 2009.  In addition, after deducting operating costs of $1,254 and $5,749, respectively we had net losses of $(1,254) and $(5,749) for the three and nine months ended September 30, 2008, respectively. Our President and CEO directly coordinated the projects, and independent contractors were hired as needed.  The costs included direct material and labor costs and those indirect costs related to performance of the contracts, such as indirect labor, supplies, tools, repairs, and depreciation costs.  We are not certain at this point whether or not we will continue to pursue renovation projects pending our initial property acquisition

Liquidity and Capital Resources

As of September 30, 2009, we have recently been financed by loans made to us by our President and CEO.  We intend to utilize any cash derived from the proceeds of the Offering (as described below), together with mortgage financing, if necessary and available, to effect our initial property investment.  Due to the current credit environment and lack of available credit to finance one or more property acquisitions, although we are currently researching potential acquisition(s), we believe now is not the appropriate time to consummate one or more property acquisitions.  We have not yet entered into any arrangements with a lender to provide such mortgage financing nor have we determined what amount, if any, we will require, which determination will depend in part on the amount of proceeds we received from our offering.  We may be unable to obtain mortgage financing on terms which we find economically feasible or acceptable.

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

Pursuant to our registration statement which was declared effective by the SEC on November 10, 2008, we offered for sale, ending during the quarter ended September 30, 2009, on a best-efforts basis, units of securities of our company at an offering price of $1.00 per unit.  We have suspended the Offering, but intend to extend the Offering for a period of six months after receiving the applicable regulatory approvals to allow such extension.  Each unit consists of: (i) one share of our common stock; and (ii) one warrant to purchase one share of common stock.

We have not sold, or received any commitments from public investors to purchase, the units offered by us in the Offering.  Assuming sale of all units in the Offering, of which we can offer no assurances, we estimate that the net proceeds from the sale of the units, after deducting offering expenses of approximately $325,000, will be approximately $2,675,000.

The warrants will be immediately exercisable at a price of $.75.

The warrants will expire at 5:00 p.m., New York City time, three years following the initial closing of the Offering or earlier upon redemption.  We may redeem the outstanding warrants:

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

In the event we call the warrants for redemption, we have agreed that any warrants purchased by our directors during the Nine month period following separate trading of the warrants will be exercisable by them on a cashless basis.

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

We intend to use substantially all of the net proceeds of the Offering to effect our initial property acquisition, including identifying and evaluating prospective properties for acquisition, selecting properties and negotiating and consummating their acquisition.  We believe that, upon consummation of the Offering (assuming the sale of all units offered in the Offering), the funds available to us will be sufficient to allow us to operate for at least the next 10-12 months, assuming that we make only our initial property acquisition during that time.  However, if we are able to sell only a portion of the units offered in the Offering, we may require more additional funding than anticipated.  We plan to scale the size of our initial property acquisition and operations to the amount of proceeds received in the Offering, but we may require additional funding if we are unable to do so.  If we do sell all of the units offered in the Offering, we do not believe we will need to raise additional funds following the Offering in order to meet the expenditures required for operating our business.  However, we still may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate additional property acquisitions that are presented to us.  Also, we intend to use mortgage financing to acquire real estate going forward.

Our unaudited interim condensed financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We incurred net losses of $396,756 since inception and our operating activities have provided $84,241 of cash for the period from December 5, 2005 (inception) to September 30, 2009. As of September 30, 2009, we have had a net working capital deficiency of $343,429 and $396,756 of accumulated deficit.  In addition, we have  started to generate  revenue, but we cannot guarantee that we will continue to generate revenue going forward.  These factors raise substantial doubt about our ability to continue operating as a going concern.   Our unaudited interim condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Recently Implemented Accounting Guidance

The FASB, in June 2009, issued new accounting guidance that established the FASB Accounting Standards Codification, ("Codification" or “ASC”) as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. This new guidance became effective for interim and annual periods ending after September 15, 2009.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued new accounting guidance, under ASC Topic 805 on business combinations, which established principles and requirements as to how acquirers recognize and measure in these financial statements the identifiable assets acquired, the liabilities assumed, noncontrolling interests and goodwill acquired in the business combination or a gain from a bargain purchase.  This guidance is effective for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.   This guidance will have an impact on the Company’s accounting for any future business acquisitions.

In December 2007, the FASB issued new accounting guidance, under ASC Topic 810 on consolidations, which establishes the accounting for noncontrolling interests in a subsidiary and the deconsolidation of a subsidiary. This guidance requires (a) the ownership interest in the subsidiary held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations and (c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. Entities must provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This guidance is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. This guidance will have an impact on the Company’s accounting for any future business acquisitions.

In April 2008, the FASB issued new accounting guidance, under ASC Topic 350 on intangibles, which outlines the requirements for determining the useful life of an intangible asset.  The new guidance is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. This guidance is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The Company expects the new guidance to have an impact on the accounting for any future business acquisitions.

In November 2008, the FASB issued new accounting guidance, under ASC Topic 323 on investments-- equity method and joint ventures, relating to the accounting for equity method investments.  This guidance addresses how the initial carrying value of an equity method investment should be determined, how it should be tested for impairment, and how changes in classification from equity method to cost method should be treated.  This guidance is effective on a prospective basis in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The Company expects this guidance to have an impact on its accounting for any future business acquisitions.

In May 2009, the FASB issued new accounting guidance, under ASC Topic 855 on subsequent events, which sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

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

I TE M 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

I TE M 4T.              CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our sole officer, who serves as our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report (the “ Evaluation Date ”).  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to our company required to be disclosed in our reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes In Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

I TE M 1.                LEGAL PROCEEDINGS

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

I TE M 1A.             RISK FACTORS

Not applicable.

I TE M 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

I TE M 3.                DEFAULTS ON SENIOR SECURITIES

None.

I TE M 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

I TE M 5.                OTHER INFORMATION

None.

I TE M 6.                     EXHIBITS

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 16, 2009	NEW YORK RESIDENTIAL, INC.

/s/ Robert Kornstein
Robert Kornstein
President and Chief Executive Officer
(Principal Executive Officer)
Acting Chief Financial Officer
(Principal Accounting and Financial Officer)