Form 10-K
period 2009-12-31
New York Residential, Inc.
filed 2010-04-15
CIK 1392573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO _______

333-141653
(Commission File Number)

NEW YORK RESIDENTIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-4267378
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 West 72nd Street, Suite 15K, New York, NY  10023
(Address of principal executive offices)                          ( zip code)

Registrant's telephone number, including area code: (917) 439-3838

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☐ No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes    ☐   No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant as of the close of business on June 30, 2009 was approximately $0.

As of April 9, 2010 3,060,000 shares of the registrant's Common Stock, par value $.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

Cautionary Statement Concerning Forward−Looking Statements

Our representatives and we may from time to time make written or oral statements that are "forward−looking," including statements contained in this Annual Report on Form 10−K and other filings with the Securities and Exchange Commission, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward−looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward−looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward−looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict.

Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward−looking statements. We undertake no obligation to publicly revise these forward−looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described herein and in other documents we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10−Q, Annual Reports on Form 10−K, and any Current Reports on Form 8−K filed by us.

ITEM 1.                BUSINESS.

Introduction

We are a Delaware company incorporated on December 5, 2005 in order to serve as a vehicle to invest in, renovate and, in some cases, manage and operate residential real estate in the New York metropolitan area.

Property Investment

General

During 2006, we completed the renovation of one apartment in New York City.  During 2007 and 2008, we entered into agreements and completed in the design and renovation of two additional residential apartments in New York City, as well as the design and construction of a residential home in Kent, Connecticut. The residential home in Kent, Connecticut, is currently in the design phase and no construction on this property has commenced. Both 2007 and 2008 projects have been completed.  We entered into and completed one renovation of a residential apartment in New York City during 2009.

We intend to utilize cash derived from the proceeds of our proposed offering, together with mortgage financing, in order to effect our initial property acquisition. Our property acquisitions may be delayed due to any number of factors, including those relating to due diligence, mortgage financing and a seller’s preparation for the closing. In the alternative, we may acquire a building whose rental income is subject to delinquencies or which requires substantial funding to maintain or renovate any of which could render such a building financially unstable. While we ultimately plan to purchase additional residential properties, we will probably have the ability, as a result of our limited resources, to effect only a single property acquisition.

We have not Identified a Target Property

 To date, we have not identified or selected any target property for acquisition. We will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Accordingly, there is no basis for investors to evaluate the possible merits or risks of the specific property which we may ultimately acquire. To the extent we acquire a financially unstable building or one that is in a state of disrepair or a low occupancy rate, we may be affected by numerous risks inherent in the business and operations of such a building. Although our management will endeavor to evaluate the risks inherent in a particular target property, we cannot assure you that we will properly ascertain or assess all significant risk factors.

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

Competition

The residential real estate market in the New York City metropolitan area is highly competitive. We face significant competition in winning renovation contracts and will face significant competition in acquiring properties for our property acquisition. Moreover, as a newcomer to the New York City residential real estate market, we will have a disadvantage in competing with existing, more substantial entities in this market most of whom have vastly greater resources than we do.

Renovation

In addition to renovating the properties in which we invest, we intend to generate revenues by taking on renovation projects for other residential properties to meet our costs to continue as a public company. To date, we have engaged in a renovation of four apartments in New York City. The projects involved complete renovations of the apartments. We received from December 31, 2005 (inception) through December 31, 2009 payments for completed projects in the amount of $743,664 and paid $549,999 in costs associated therewith.  These costs included payment of independent sub-contractors and tradespersons to complete work on the projects. Our President and CEO directly coordinates such renovations, retaining contractors and tradesmen to perform the work.  We are not certain at this point whether or not we will continue to pursue renovation projects pending our initial property acquisition.

Facilities

Our principal executive office is located at 15 West 72nd Street, Suite 15K, New York, NY 10023. Our President and CEO has permitted us to use this space at no charge to date. We may enter into an agreement with him to compensate him for our use of the space at a future date.

Employees

Robert Kornstein is currently our sole officer and director and as such is our only employee at this time. We rely on licensed contractors for work done on our renovation projects.

Litigation

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

ITEM 1A.             RISK FACTORS.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act  and are not required to provide information under this item.

ITEM 1B.             UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item, however there are no unresolved staff comments.

ITEM 2.                DESCRIPTION OF PROPERTY.

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

None.

ITEM 4.                (REMOVED AND RESERVED).

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

We have not sold, or received any commitments from public investors to purchase, the units that were previously offered pursuant to our registration statement which was declared effective by the Securities and Exchange Commission (“SEC”) on November 10, 2008. There is presently no public market for our units, common stock or warrants. Assuming we sell units in our proposed public offering, of which there can be no assurance and the units are accepted for quotation on the OTC Bulletin Board, we anticipate that our common stock and the warrants will be quoted on the OTC Bulletin Board as soon as practicable after they are able to be traded separately. If we sell units, we plan for the common stock and warrants to be separately tradable. However, we cannot be certain that they will be accepted for quotation.

Number of Shareholders

As of April 9, 2010, there were 3,060,000 shares of our common stock issued and outstanding and 4 holders of record of our common stock. We are authorized to issue 20,000,000 shares of common stock, par value $.001, and 1,000,000 shares of preferred stock, par value $.001. The transfer agent of our common stock is Island Stock Transfer, 100 Second Avenue South, Suite 705S, St. Petersburg, FL 33701.

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

Equity Compensation Plan Information

As of December 31, 2009, we do not have any stock option, bonus, profit sharing, pension or similar plan.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases or repurchases of our equity securities by the Company or any affiliated purchasers.

Unregistered Sales of Equity Securities and Use of Proceeds

During the fourth quarter of 2009, we did not issue any equity securities without registration under the Securities Act of 1933, as amended.

ITEM 6.      SELECTED FINANCIAL DATA.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, as amended and are not required to provide information under this item.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND RESULTS OF OPERATIONS.

WE URGE YOU TO READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO BEGINNING ON PAGE F−1. THIS DISCUSSION MAY CONTAIN FORWARD−LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD−LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING BUT NOT LIMITED TO THE RISKS AND UNCERTAINTIES DISCUSSED UNDER THE HEADING “RISK FACTORS” IN OUR FILINGS WITH THE SEC. IN ADDITION, SEE “CAUTIONARY STATEMENT REGARDING FORWARD−LOOKING STATEMENTS ” SET FORTH IN THIS REPORT.

Overview

We are a Delaware company incorporated on December 5, 2005 in order to serve as a vehicle to invest in, renovate and, in some cases, manage and operate residential real estate in the New York metropolitan area.

During 2006, we completed the renovation of one apartment in New York City.  During 2007 and 2008, we entered into agreements and completed in the design and renovation of two additional residential apartments in New York City, as well as the design and construction of a residential home in Kent, Connecticut. The residential home in Kent, Connecticut, is currently in the design phase and no construction on this property has commenced. Both 2007 and 2008 projects have been completed.  We entered into and completed one renovation of a residential apartment in New York City during 2009.

We intend to utilize cash derived from the proceeds of our proposed initial public offering, together with mortgage financing, in order to effect our initial property acquisition. Although we intend to apply substantially all of the net proceeds of our offering applied toward effecting our initial property acquisition and renovation of such property as described in our prospectus, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, our investors will invest in us without an opportunity to evaluate the specific merits or risks of any one or more property acquisitions.

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

Revenue and Cost Recognition

Revenues from fixed−price construction contracts are recognized on the completed contract method. This method is used because the typical contract is completed in two months or less and financial position and results of operations do not vary significantly from those that would result from use of the percentage−of−completion method. A contract is considered complete when all costs except insignificant items have been incurred and the construction meets specifications or has been accepted by the customer.

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

Income Taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company assets and liabilities along with net operating loss and credit carryforwards in accordance with ASC 740-10 (formerly SFAS no.109 “Accounting for Income Taxes”). A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

In June 2006, ASC 740-10 was established regarding the uncertainty in income taxes. ASC 740-10 establishes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as "unrecognized benefits". A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise's potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10.

In accordance with ASC 740-10, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as "Interest Expense, net" in the statements of operations. Penalties would be recognized as a component of "General and administrative expenses".

The Company files income tax returns in the United States (federal) and in the State of New York and the City of New York all of which it deems to be its principal tax jurisdictions. The Company is subject to federal, state and local income tax examinations by tax authorities for the years 2006, 2007, 2008 and 2009.

Results of Operations

To date, our operating activities have consisted of renovation of a residential property owned by others. For the year ended December 31, 2009 we have generated $618,319 from such activities (almost all of which were from the renovation of one apartment in New York City). After deducting costs and expenses of $651,172, we had net loss of $(32,853) for the year ended December 31, 2009. For the year ended December 31, 2008 we had no revenue. In addition, after deducting net costs of $348,076, we had net loss of $(348,076) for the year ended December 31, 2008. From December 31, 2005 (inception) to December 31, 2009 we have received payments from renovations totaling $743,664. The projects were billed on a fixed−price basis. Our President and CEO directly coordinated the projects, and independent contractors were hired as needed. The costs included direct material and labor costs and those indirect costs related to performance of the contracts, such as indirect labor, supplies, tools, repairs, and depreciation costs. We are not certain at this point whether or not we will continue to pursue renovation projects pending our initial property acquisition.

For the years ended December 31, 2009 and 2008, we had a net loss of $(32,853) and $(348,076), respectively.

Liquidity and Capital Resources

As of December 31, 2009, we have been financed by our President. We intend to utilize cash derived from the proceeds of our proposed offering (as described below), together with mortgage financing, if necessary and available, to effect our initial property investment. Due to the current credit environment and lack of available credit to finance one or more property acquisitions, although we are currently researching potential acquisition(s), we believe now is not the appropriate time to consummate one or more property acquisitions. We have not yet entered into any arrangements with a lender to provide such mortgage financing nor have we determined what amount, if any, we will require, which determination will depend in part on the amount of proceeds we receive from our offering. We may be unable to obtain mortgage financing on terms which we find economically feasible or acceptable.

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

Pursuant to our registration statement which was declared effective by the SEC on November 10, 2008, we offered for sale through May 11, 2009, on a best−efforts basis, units of securities of our company at an offering price of $1.00 per unit. We have suspended the offering, but intend to extend the offering for a period of six months after obtaining the applicable regulatory approvals to allow such extension. Each unit consists of: (i) one share of our common stock; and (ii) one warrant to purchase one share of common stock.

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

The warrants will expire at 5:00 p.m., New York City time, three years following the closing of the offering or earlier upon redemption. We may redeem the outstanding warrants:

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

We intend to use substantially all of the net proceeds of our offering to effect our initial property acquisition, including identifying and evaluating prospective properties for acquisition, selecting properties and negotiating and consummating their acquisition. We believe that, upon consummation of our offering (assuming the sale of all units offered thereby), the funds available to us will be sufficient to allow us to operate for at least the next 10−12 months, assuming that we make only our initial property acquisition during that time. However, if we are able to sell only a portion of the units offered hereby, we may require more additional funding than anticipated. We plan to scale the size of our initial property acquisition and operations to the amount of proceeds received in our offering, but we may require additional funding if we are unable to do so. If we do sell all of the units offered hereby, we do not believe we will need to raise additional funds following our offering in order to meet the expenditures required for operating our business. However, we still may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate additional property acquisitions that are presented to us. Also, we intend to use mortgage financing to acquire real estate going forward.

Our financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have an accumulated deficit of approximately $319,000 since inception. Additionally, we had a net working capital deficiency of approximately $266,000 at December 31, 2009. In addition, we are not generating any revenues. These factors raise substantial doubt about our ability to continue operating as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Off−Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Recently Issued Accounting Standards

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

In January 2010, the Company adopted FASB ASU No. 2010-06, “Fair Value Measurement and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require new disclosures of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. These new disclosures are effective beginning with the first interim filing in 2010. The disclosures about the rollforward of information in Level 3 are required for the Company with its first interim filing in 2011. The Company does not believe this standard will impact their financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the interim condensed financial statements

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, as amended and are not required to provide information under this item.

 ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  New York Residential, Inc.
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
New York Residential, Inc.

 We have audited the accompanying balance sheets of New York Residential, Inc. (A Development Stage Company) (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders’ deficiency, and cash flows for the years ended December 31, 2009 and 2008, and for the period from December 5, 2005 (inception) to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New York Residential, Inc. (A Development Stage Company) as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008, and for the period from December 5, 2005 (inception) to December 31, 2009 in conformity with United States generally accepted accounting principles.

 The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has deficiencies in working capital and tangible stockholders' deficiency. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

New York, New York
April 15, 2010

NEW YORK RESIDENTIAL, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$-	$80,828
Costs in excess of billings Prepaid expenses and other current assets	8,027 7,027	- 2,072
Total current assets	$15,054	$82,900

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accrued income taxes	$1,085	$600
Billings in excess of costs	-	125,655
Accrued liabilities, including amount owed to related party of $14,641 and $9,953	258,559	208,382
Shareholder promissory note	21,311	41,311
Total current liabilities	280,955	375,948

Stockholders' deficiency:
Preferred stock, $.001 par value; 1,000,000 shares authorized -0- shares issued and outstanding	-	-
Common stock, $.001 par value; 20,000,000 shares authorized – 3,060,000 shares issued and outstanding	3,060	3,060
Additional paid-in capital	110,267	50,267
Deficit earnings accumulated during development stage	(379,228)	(346,375)
Total stockholders’ deficiency	(265,901)	(293,048)
Total liabilities and stockholders’ deficiency	$15,054	$82,900

The accompanying notes are an integral part of these financial statements.

NEW YORK RESIDENTIAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the period from December 5, 2005 (Inception) to December 31, 2009

	For the Years Ended December 31,		For the Period December 5, 2005 (inception) to December 31,
	2009	2008	2009
Contract revenues	$618,319	$-	$743,664
			-
Costs and expenses:
Costs of contracts completed	439,875	-	549,999
General and administrative costs	205,497	21,644	227,141
Interest expense	4,692	5,133	14,645
Write-off of deferred offering costs	-	324,272	324,272
Formation costs	-	-	3,500
Total Costs and expenses	650,064	351,049	1,119,557
Loss from Operations	(31,745)	(351,049)	(375,893)

Interest Income	12	-	12
Other Income (Expenses)	(35)	-	(35)
Total Other Income (Expenses)	(23)	-	(23)
Loss before income taxes	(31,768)	(351,049)	(375,916)

Provision (Benefit from) for income taxes	1,085	(2,973)	3,312

Net Loss	$(32,853)	$(348,076)	$(379,228)

Loss per common share-Basic and Diluted	$(0.01)	$(0.11)

Weighted average number of shares outstanding-Basic and Diluted	3,060,000	3,060,000

The accompanying notes are an integral part of these financial statements.

NEW YORK RESIDENTIAL, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
For the period from December 5, 2005 (Inception) to December 31, 2009

	Common Stock			Accumulated
	Shares	Amount	Additional paid-in- capital	(deficit)/earnings during the development stage	Total Stockholders' (Deficiency)

Issuance of Founders Shares
at $0.0174 per share	3,060,000	$3,060	$50,267	$-	$53,327

Net loss	-	-	-	(3,500)	(3,500)

Balance at December 31, 2005	3,060,000	3,060	50,267	(3,500)	49,827

Net income	-	-	-	16,146	16,146

Balance at December 31, 2006	3,060,000	3,060	50,267	12,646	65,973

Net (loss)	-	-	-	(10,945)	(10,945)

Balance at December 31, 2007	3,060,000	3,060	50,267	1,701	55,028

Net (loss)	-	-	-	(348,076)	(348,076)

Balance at December 31, 2008	3,060,000	3,060	50,267	(346,375)	(293,048)

Capital Contribution by Shareholder			60,000		60,000

Net (loss)	-	-	-	(32,853)	(32,853)

Balance at December 31, 2009	3,060,000	$3,060	$110,267	$(379,228)	$(265,901)

The accompanying notes are an integral part of these financial statements.

NEW YORK RESIDENTIAL, INC.
(A Development Stage Company)
 STATEMENTS OF CASH FLOWS
For the period from December 5, 2005 (Inception) to December 31, 2009

	For the Years Ended December 31,		For the Period December 5, 2005 (inception) to December 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(32,853)	$(348,076)	$(379,228)
Write-off of deferred offering costs	-	324,272	324,272
Expenses paid by stockholder	60,000	-	60,000
Changes in operating assets:
Prepaid expenses and other current assets	(4,955)	(2,072)	(7,027)
Costs in excess of billings	(8,027)	-	(8,027)

Changes in operating liabilities:
Income taxes payable	485	(3,573)	1,085
Accrued interest on shareholder loan	4,688	5,133	14,645
Accrued expenses	45,489	-	45,485
Costs in excess of billings	(125,655)	125,655	-
NET CASH FLOWS USED IN (PROVIDED BY) OPERATING ACTIVITIES	(60,828)	101,339	51,205

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	-	-	53,327
Note proceeds from shareholder	30,000	11,444	93,137
Note repayments to shareholder	(50,000)	(1,826)	(71,826)
Payment of costs of the proposed public offering	-	(45,516)	(125,843)

NET CASH USED IN FINANCING ACTIVITIES	(20,000)	(35,898)	(51,205)

Net (decrease) increase in cash and cash equivalents	(80,828)	65,441	-
Cash and cash equivalents, Beginning of period	80,828	15,387	-
Cash and cash equivalents, End of period	$-	$80,828	$-

CASH PAID DURING THE YEARS FOR:
Interest	$-	$-	$-
Income taxes	$635	$600	$2,262
Non-cash Investing and Financing Activities:
Accrued Offering Expenses	$-	$35,429	$198,429

The accompanying notes are an integral part of these financial statements.

NEW YORK RESIDENTIAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Period from December 5, 2005 (Inception) to December 31, 2009

NOTE 1: Organization, Going Concern and Management Plan

Organization and Basis of Accounting

New York Residential, Inc. (the “Company”) was incorporated in Delaware on December 5, 2005 and was organized for the purpose of acquiring, renovating, investing in, improving and in some cases managing residential real estate in the New York Metropolitan area.

During 2006, we completed the renovation of one apartment in New York City.  During 2007 and 2008, we entered into agreements and completed the design and renovation of two additional residential apartments in New York City, as well as the design and construction of a residential home in Kent, Connecticut. The residential home in Kent, Connecticut, is currently in the design phase and no construction on this property has commenced. Both 2007 and 2008 projects have been completed.  We entered into and completed one renovation of a residential apartment in New York City during 2009.

The Company’s principal activities have centered on raising capital, small renovation jobs, and beginning to look toward the longer term plan of pursuing on IPO. Accordingly, the Company remains a development stage company as of December 31, 2009 as defined by the Financial Standards Board (FASB), Accounting Standards Codification or FASB ASC 910-10. To date the Company is still in the raising capital stage and is substantially devoting all of its effects to establishing itself as a new business. The Company has no substantial continuing revenue source or backlog of renovation projects. The Company  has and will need continuing loans from its officers to meet its ongoing expenses the Company has incurred cumulative operating losses of approximately $376,000.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern.

Going Concern

At December 31, 2009, the Company had $0 in cash, working capital deficiency and stockholders' deficiency of $265,901 and a net loss of $32,853. These factors raise substantial doubt the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management Plan

The Company is in the initial stage of operations. The Company’s ability to execute its business plan is contingent upon obtaining adequate financial resources through a proposed public offering which is discussed in Note 5. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this proposed offering, although substantially all of the net proceeds of this proposed offering are intended to be generally applied toward the acquisition of residential real property within the New York Metropolitan Area. Furthermore, there is no assurance that the Company will be able to successfully effect such a purchase of residential property. The Company has funded its operations to date from proceeds received from the renovation of apartments, the sale of its Common Stock totaling approximately $53,000 and from net advances from the Company's sole director and officer totaling approximately $21,000 through December 31, 2009 (Note 3). The Company's sole director and officer have agreed verbally to fund the Company's operations through the closing of the proposed offering (Note 5).

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

NEW YORK RESIDENTIAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Period from December 5, 2005 (Inception) to December 31, 2009

NOTE 2 – Summary of Significant Accounting Policies-continued

Revenues from time and material contracts are recognized currently as the work is performed.

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the financial statements were issued to determine if such events or transactions required adjustments or disclosures in the financial statements.

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

Costs in excess of amounts billed are classified as current assets under costs in excess of billings on uncompleted contracts. Billings in excess of costs are classified under current liabilities as billings in excess of costs on uncompleted contracts. As of December 31, 2009 and 2008, costs in excess of billings were $8,027 and $0 respectively. As of December 31, 2008 billings in excess of costs totaled  $125,655.

Income Taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company assets and liabilities along with net operating loss and credit carryforwards in accordance with ASC 740-10 (formerly SFAS no.109 “Accounting for Income Taxes”). A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

In June 2006, ASC 740-10 was established regarding the uncertainty in income taxes. ASC 740-10 establishes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as "unrecognized benefits". A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise's potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10.

In accordance with ASC 740-10, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as "Interest Expense, net" in the statements of operations. Penalties would be recognized as a component of "General and administrative expenses".

The Company files income tax returns in the United States (federal) and in the State of New York and the City of New York all of which it deems to be its principal tax jurisdictions. The Company is subject to federal, state and local income tax examination by tax authorities amounted for the years 2006, 2007, 2008 and 2009.

The adoption of the provisions of ASC 740-10 did not have a material impact on the Company's financial position and results of operations. As of December 31, 2009, no liability for unrecognized tax benefits was required to be recorded.

NEW YORK RESIDENTIAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Period from December 5, 2005 (Inception) to December 31, 2009

NOTE 2 – Summary of Significant Accounting Policies-continued

 The Company has a net operating loss carry-forward of $39,121 as of December 31, 2009.  The net operating loss carry-forward expires in 2022.

There was a recovery of income taxes of $2,973 that was recorded during the year ended December 31, 2008.  Income taxes of $1,085 were recorded for 2009.

Concentration of Credit Risk

The Company places its cash deposits and cash equivalents with high quality financial institutions. At times, its cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal deposit Insurance Corporation (“FDIC”) insurance limit.  As of December 31, 2009, the Company’s cash is held at one financial institution.

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

Deferred Offering Costs

Deferred offering costs consist principally of legal and accounting fees incurred through December 31, 2008 in connection with the Company’s Proposed Offering. These costs of $324,272 were charged to operations at December 31, 2008 due to the continued delays in completing the proposed offering.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents and accrued expenses approximate fair value based on the short-term maturities of these instruments. The carrying amounts of the Company’s promissory notes payable approximate fair value based on the prevailing market interest rates.

NEW YORK RESIDENTIAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Period from December 5, 2005 (Inception) to December 31, 2009

NOTE 2 – Summary of Significant Accounting Policies-continued

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”), in June 2009, issued new accounting guidance that established the FASB Accounting Standards Codification, ("Codification" or “ASC”) as the single source of authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. This new guidance became effective for interim and annual periods ending after September 15, 2009.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes did not have a material effect on the Company’s consolidated financial statements

In December 2007, the FASB issued new accounting guidance, under ASC Topic 805 on business combinations, which established principles and requirements as to how acquirers recognize and measure in these financial statements the identifiable assets acquired, the liabilities assumed, noncontrolling interests and goodwill acquired in the business combination or a gain from a bargain purchase.  This guidance is effective for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.   This guidance will have an impact on the Company’s accounting for any future business acquisitions.

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

NEW YORK RESIDENTIAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Period from December 5, 2005 (Inception) to December 31, 2009

NOTE 2 – Summary of Significant Accounting Policies-continued

In January 2010, the Company adopted FASB ASU No. 2010-06, “Fair Value Measurement and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require new disclosures of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. These new disclosures are effective beginning with the first interim filing in 2010. The disclosures about the rollforward of information in Level 3 are required for the Company with its first interim filing in 2011. The Company does not believe this standard will impact their financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the interim condensed financial statements.

NOTE 3 – Shareholder Promissory Note

At December 31, 2009, the Company has a $21,311 promissory note from Robert Kornstein, the sole officer and director of the Company. The note bears interest of 15% and is payable on the consummation of the proposed offering.  As of December 31, 2009, $14,641 of accrued interest is owed to Robert Kornstein.  At December 31, 2008, the Company has a $41,311 promissory note from Robert Kornstein, the sole officer and director of the Company. The note bears interest of 15% and is payable on the consummation of the proposed offering.  As of December 31, 2008, $9,953 of accrued interest is owed to Robert Kornstein.

NOTE 4 - Commitments

As of December 31, 2009, the Company has no significant backlog of signed contracts.

At December 31, 2009, the Company had unbilled expenses for one job in the amount of $8,027.

Below is a summary of billings in excess of costs at December 31, 2008:

Project	Total Estimated Contract Revenues	Costs Incurred to Date	Billings to Date	Billings in Excess of Costs

Renovation 1	$139,535	$80,866	$153,271	$72,405

Renovation 2	362,643	23,250	76,500	53,250

Total	$502,178	$104,116	$229,771	$125,655

NEW YORK RESIDENTIAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Period from December 5, 2005 (Inception) to December 31, 2009

NOTE 4 – Commitments (continued)

 Below is a summary of costs in excess of billings as of December 31, 2009:

Project	Total Estimated Contract Revenues	Costs Incurred to Date	Billings to Date	Costs in Excess of Billings

Renovation 1	$171,481	$111,970	$165,781	$5,700

Renovation 2	426,838	323,464	424,511	2,327

Renovation 3	20,000	4,441	20,000	-

Total	$618,319	$439,875	$610,292	$8,027

Note the above renovation projects were completed as of December 31, 2009.

NOTE 5 – Stockholders’ Equity

Common Stock

The Company is authorized to issue 20,000,000 shares of common stock, par value $.001. On December 5, 2005, the Company issued 3,060,000 shares of its common stock to its founders for a price of $.0174 per share, totaling $53,327. Of this amount, 510,000 shares were issued to the Company's sole director and officer.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $.001 with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2009 and 2008, there are no outstanding preferred shares.

Proposed Offering

The Company filed a registration statement which was declared effective by the SEC on November 10, 2008. The Company offered for sale through May 11, 2009 on a best-efforts basis, 2,940,000 units of securities at an effective price of $1.00 per unit. The Company has suspended the offering but intends to extend the offer for a period of six months after obtaining the applicable regulatory approval to allow such extension. Each unit consists of one share of the Company’s common stock, $.001 par value, and one redeemable common Stock purchase warrant (“warrant”). Each warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $.75 commencing one year from the effective date of the proposed offering and expiring four years from the effective date of the proposed offering. The warrants will be redeemable, at a price of $.01 per warrant upon thirty (30) days notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $1.50 per share for any 20 trading days within a 30 trading day period ending three business days before the Company send the notice of redemption.

In the event, the Company calls the warrants for redemption, the Company has agreed that any warrants purchased by its directors during the nine month period following separate trading of the warrants will be exercisable by them on a cashless basis.

NEW YORK RESIDENTIAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Period from December 5, 2005 (Inception) to December 31, 2009

 NOTE 5 – Stockholders’ Equity (continued)

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

The Company has incurred approximately $324,272 of costs in connection with the proposed offering and at December 31, 2008, these costs were charged to operations due to continued delays in completing this proposed offering.

The Company has not sold, or received any commitments from public investors to purchase, any of the units as described in this proposed offering.

There is presently no public market for the Company’s units, common stock or warrants.  Assuming the units are accepted for quotation on the OTC Bulletin Board, the Company anticipates that its common stock and the warrants will be quoted on the OTC Bulletin Board as soon as practicable after they are able to be traded separately. The Company plans for the common stock and warrants to be separately tradable.  However, the Company cannot be certain that they will be accepted for quotation.  The Company expects that these securities will be separately tradable commencing the 90 th day following the date of the Prospectus Supplement related to such securities or on such date thereafter as they are approved for quotation, unless the board of directors approves an earlier date.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

 ITEM  9AT.        CONTROLS AND PROCEDURES.

(a) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

We are a development stage organization, with our president, chief executive officer and acting chief financial officer having control over all of our accounting transactions and the day-to-day activities. Although this control rests with our president, chief executive officer and chief financial officer, care was taken to select and employ key controls which are responsive to the issue of segregation of duties. Based on our assessment of those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2009.

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management,  as appropriate, to allow timely decisions regarding disclosure.

As of December 31, 2009, the end of the period covered by this Annual Report on Form 10-K, the Company’s management, including the Company’s Principal Executive Officer and acting Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, the Company’s Principal Executive Officer and acting Chief Financial Officer concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report on Form 10-K.

(b) Changes in internal controls. During the quarter ended December 31, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a−15 or Rule 15d−15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.             OTHER INFORMATION.
None.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

Our current director and executive officer is as follows:

Name	Age	Position
Robert Kornstein	48	Director, President, Chief Executive Officer, Acting Chief Financial Officer and Secretary

Robert Kornstein. Mr. Kornstein is the President of Arcadia Design, Inc., a New Jersey corporation, which is engaged in the furniture design business. From June 2000 to July 2002, Mr. Kornstein was a Job Supervisor for Fountainhead Construction, a New York corporation, where he managed projects for residential and commercial real estate projects. He also has performed various residential renovation projects as an independent contractor. Mr. Kornstein has experience in construction management and in buying and renovating smaller residential buildings. From 2003 to the present, he purchased five residential apartments in New York City ranging in size from approximately 500 to 1,500 square feet in which he renovated and combined a number of such apartments to over 3,000 square feet. During such time, Mr. Kornstein has completed designs and drawings for a 14,000 square foot lakefront home in Kent, Connecticut and will be the project manager for this home when construction commences. In addition, he currently serves as a construction management consultant to the board of the Arcadia Building and to Sherwood Residential for the Cornado Building and Square Condominium, all of which are located in New York City. Moreover, Mr. Kornstein currently serves as a designer and project manager for 1,000 and 3,000 square foot residential apartments in New York City. From 2000 to 2003, he was a project manager for Fountain Head Construction, where his work included commercial projects in New York City such as retail stores and photography studios. In addition, during such time, Mr. Kornstein completed residential projects in New York City such as townhouse renovations, and renovations of apartments up to a size of approximately 7,000 square feet. From 1985 to 2003, Mr. Kornstein performed renovations and additions for residential homes in New Jersey and New York, including, but not limited to, the design, construction and sale of two approximately 10,000 square foot residential homes in Tenafly, New Jersey. Although his experience does not include day−to−day operation of properties, he has served as an ongoing consultant for buildings which he renovated after completion of such renovation and is called in to manage issues which arise from time to time at the properties. In all, he has 20 years of design and construction experience. Mr. Kornstein has no experience conducting a public offering or running a public company.

Role of the Board of Directors

Pursuant to Delaware law, our business, property and affairs are managed under the direction of the Company’s board of directors. The board has responsibility for establishing broad corporate policies and for the overall performance and direction of the Company, but is not involved in day−to−day operations.

Compensation of the Board of Directors

Our sole director, who is also an employee of our company, does not receive additional compensation for serving on the Board. We intend to procure directors and officers liability insurance.

Board Meeting and Actions by Written Consent

In 2009, the board did not meet or take action by unanimous written consent.

Board Committees

We have not established an audit committee, compensation committee, nominating committee or other committee of our board of directors.

Advisory Board

We do not currently have an advisory board.

Director Independence

We do not have any independent directors as defined by any national securities exchange registered pursuant to Section 6(a) of the Exchange Act.

Involvement in Certain Legal Proceedings.

Our officer and sole director has not, during the last ten years: (i) been convicted in or is currently subject to a pending a criminal proceeding; (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) has any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy of for the two years prior thereto.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires our director, executive officer, and shareholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater−than−10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the year ended December 31, 2009, the Section 16(a) reports required to be filed by our executive officer, director and greater−than−10% shareholders were filed on a timely basis.

Code of Ethics

The Company has not adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company.

ITEM 11.             EXECUTIVE COMPENSATION.

We do not intend to pay compensation to any directors or officers who join our company until such time as we have completed our initial property acquisition. However, our existing stockholders and our sole director and executive officer will receive reimbursement for any out−of−pocket expenses incurred by them in connection with activities on our behalf, such as identifying and performing due diligence on potential investment properties. We expect that these expenses will be limited to general and administrative expenses including office expenses, communications, travel and entertainment, which we will use to meet with investors and discuss the merits of an investment in our business.

We expect to pay compensation to our officers, as we recruit and employ them. Because we do not yet know the extent of the labor and expertise required to oversee management of the properties we will eventually acquire, we are unable to determine what remuneration, if any, we will eventually pay our management. We intend to base it upon the market for executives at the time we seek to recruit them as well as our available resources.

For the year ended December 31, 2009, the Company paid its sole officer $12,000 which he contributed to the Company as additional paid in capital.

Stock Option, Bonus, Profit Sharing, Pension or Similar Plan

As of December 31, 2009, we do not have any stock option, bonus, profit sharing, pension or similar plan.

Employment Agreements

We have not entered into an employment agreement with Robert Kornstein, our sole officer and employee.

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of April 9, 2010 by:
•  each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•  each of our officers and directors; and
•  all our officers and directors as a group.

Based on information available to us, all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them, unless otherwise indicated. Beneficial ownership is determined in accordance with Rule 13d−3 under the Securities Exchange Act of 1934, as amended. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after the date of our prospectus are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage of ownership of any other person. Applicable percentage ownership as of April 9, 2010 is based upon 3,060,000 shares of common stock outstanding.

Unless otherwise indicated, the address of each individual named below is our address located at 15 West 72nd Street, Suite 15K, New York, NY 10023.

Name	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Common Stock
Robert Kornstein, Sole Director, and President/Secretary	510,000	16.67%
Ivan Berkowitz	1,530,000	50.00%
Avner Maloul	510,000	16.67%
Alan Lowy	510,000	16.67%

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

At December 31, 2008 there was $41,311 principal amount and $9,953 of accrued and unpaid interest owed by us to Robert Kornstein, our sole officer and director pursuant to a promissory note.  During fiscal year ended December 31, 2009, Mr. Kornstein advanced to us an additional $30,000 under the promissory note and we repaid $50,000 of the outstanding principal amount of this promissory note.  As of December 31, 2009,  we owe $21,311 principal amount and $14,641 accrued and unpaid  interest under this note.  The note bears interest at 15% per annum and is payable on the consummation of our proposed offering. The proceeds of the note have been used primarily to pay costs associated with the offering, including legal and accounting fees and costs of printing and filing of documents with the Securities and Exchange Commission.

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

ITEM 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

Marcum LLP billed us $38,500 and $55,000 in fees for audit services for the years ended December 31, 2009 and 2008, respectively.

Audit−Related Fees

We did not pay any fees to Marcum LLP for assurance and related services that are not reported under Audit Fees above during our fiscal year ending December 31, 2009 and 2008.

Tax and All Other Fees

We did not pay any fees to Marcum LLP for tax compliance, tax advice, tax planning or other work during our fiscal years ending December 31, 2009 and December 31, 2008.

Pre−Approval Policies and Procedures

We have implemented pre−approval policies and procedures related to the provision of audit and non−audit services. Under these procedures, our sole director pre−approves all services to be provided by Marcum LLP and the estimated fees related to these services.

With respect to the audit of our financial statements as of December 31, 2009, and for the year then ended, none of the hours expended by Marcum LLP’s engagement to audit those financial statements were attributed to work by persons other than Marcum LLP, and its full−time, permanent employees.

PART IV

ITEM 15.             EXHIBITS, FINANCIAL STATEMENT SCHEDULES

 (a) Financial Statements and Schedules

1. Financial Statements. The following financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data”:

A.           Balance Sheets as of December 31, 2009 and 2008.
B.           Statements of Operations for the years ended of December 31, 2009 and 2008 and for the period from December 5, 2005 (inception) to December 31, 2009.
C.           Statements of Changes in Stockholders’ deficiency for the period from December 5, 2005 (inception) to December 31, 2009.
D.           Statements of Cash Flows for the years ended of December 31, 2009 and 2008 and for the period from December 5, 2005 (inception) to December 31, 2009.

2. Financial Statement Schedules. Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

(b) Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation.*
3.2	By−laws.*
4.1	Specimen Unit Certificate.*
4.2	Specimen Common Stock Certificate.*
4.3	Specimen Warrant Certificate.*
10.1	Promissory Note, dated as of December 31, 2006, in favor of Robert Kornstein.*
10.6	Amended and Restated Promissory Note , dated as of December 31, 2007, in favor of Robert Kornstein.*
31.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes Oxley Section 302.
32.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
* Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW YORK RESIDENTIAL, INC.

Date: April 15, 2010	By:	/s/ Robert Kornstein
Robert Kornstein President, Chief Executive Officer (Principal Executive Officer), Acting Chief Financial Officer (Principal Accounting and Financial Officer) and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Robert Kornstein
Robert Kornstein	Director, President, Chief Executive Officer (Principal Executive Officer), Acting Chief Financial Officer (Principal Accounting and Financial Officer) and Secretary	April 15, 2010

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation.*
3.2	By−laws.*
4.1	Specimen Unit Certificate.*
4.2	Specimen Common Stock Certificate.*
4.3	Specimen Warrant Certificate.*
10.1	Promissory Note, dated as of December 31, 2006, in favor of Robert Kornstein.*
10.6	Amended and Restated Promissory Note , dated as of December 31, 2007, in favor of Robert Kornstein.*
31.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes Oxley Section 302.
32.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
*Previously Filed